Form 10-Q
period 1998-03-31
TRI LITE INC /PA/
filed 1999-03-11
CIK 910350

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998                 Commission File No. 1-12462


                                 TRI-LITE, INC.
             (Exact name of registrant as specified in its charter)

               Pennsylvania                                    23-2515309
(State of incorporation or organization)                (IRS Employer ID Number)

               2701 Junipero Street, Signal Hill, California 90806
                    (Address of principal executive offices)

                                 (562) 426-8622
                         (Registrant's telephone number)

          Securities registered pursuant to Section 12 (b) of the Act:

                                                          Name of each exchange
    Title of each class                                   On which registered
    -------------------                                   ---------------------
Common Stock, no par value                                    Not Applicable

        Securities registered pursuant to Section 12 (g) of the Act: None

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                               YES      NO   X
                                  ------   -----

      Shares of common stock outstanding as of January 31, 1999: 4,060,000

                                      INDEX

PART I.  FINANCIAL INFORMATION                                         PAGE #

Item 1.           Financial Statements

                           Statement of Operations                       3

                           Balance Sheets                                4-5

                           Statement of Cash Flows                       6

                           Notes to Consolidated Financial Statements    7-9

Item 2.           Management Discussion and Analysis of
                  Financial Condition and Results of Operations          10-11

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                      12

Item 2.           None

Item 3.           None

Item 4.           None

Item 5.           None

Item 6.           Exhibit and Reports                                    12

                                 TRI-LITE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                    Unaudited

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                             Three Months Ended
                                                                                March 31,
                                                                 --------------------------------------------
                                                                      1998                         1997
                                                                      ----                         ----
REVENUES                                                             $1,194,900                   $1,588,900
                                                                 ---------------               --------------
COST AND EXPENSES

     Cost of Sales                                                      454,500                    1,030,200
     Selling, general and administrative                                569,100                      922,800
     Chapter 11 administrative cost                                      -                            69,000
     Interest and factoring cost                                         38,800                       -
                                                                 ---------------               --------------
                                                                      1,062,400                    2,022,000
                                                                 ---------------               --------------

OTHER INCOME (EXPENSES)
     Gain resulting from Chapter 11 proceeding                           -                           576,200
                                                                 ---------------               --------------

INCOME BEFORE PROVISION FOR TAXES                                       132,500                      143,100
     Provision for taxes                                                 -                            -
                                                                 ---------------               --------------

NET INCOME                                                           $  132,500                     $143,100
                                                                 ===============               ==============

EARNINGS PER COMMON SHARE (Note 1):
     Primary                                                              $0.03                        $0.03
     Fully Diluted                                                        $0.03                        $0.03




         The accompanying notes are an integral part of these statements

                         TRI-LITE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31,        December 31,
                                                                            1998                1997
                                                                            ----                ----
                                                                        (Unaudited)

ASSETS

CURRENT ASSETS:

         Cash and cash equivalents                                     $  208,200       $   84,000
         Accounts receivable, net                                         640,200          529,400
         Inventories                                                      282,300          317,800
         Prepaid expenses                                                  27,200           54,400
                                                                       ------------     ------------

                  Total current assets                                  1,157,900          985,600
                                                                       ----------       -----------

PROPERTY, PLANT AND EQUIPMENT, at cost

         Machinery and equipment                                        1,194,300        1,178,900
         Leasehold improvement                                            338,200          344,700
                                                                       ----------       -----------
                                                                        1,532,500        1,523,600

         Less-Accumulated depreciation and amortization                (1,267,900)      (1,277,600)
                                                                       -----------      -----------
                                                                          264,600          246,000
                                                                       -----------      -----------

OTHER ASSETS
         Other assets                                                      88,400          131,600
                                                                       ----------       -----------

                                                                       $1,510,900       $1,363,200
                                                                       -----------      -----------


         The accompanying notes are an integral part of these statements

                         TRI-LITE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                         March 31,      December 31,
                                                                             1998               1997
                                                                         ---------      ------------
                                                                                        (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
         Current maturities of notes payable                           $   360,100      $   305,200
         Note Payable to related party                                     307,300          322,700
         Accounts payable                                                1,565,200        1,589,500
                                                                       -----------      -----------
                                                                         2,232,600        2,217,400
                                                                       -----------      -----------
LONG-TERM DEBT, net of current maturities                                  566,000          566,000

NOTES PAYABLE, Related Party                                               500,000          500,000

NOTE PAYABLE TO HELIONETICS, INC.
         COMMITTEE OF UNSECURED CREDITORS                                  800,000          800,000

LIABILITIES SUBJECT TO COMPROMISE                                        5,721,600        5,721,600

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
         Common stock, no par value
         Authorized-25,000,000 shares in 1998 and 1997
         Outstanding-4,000,000 shares in 1998 and 1997                  11,813,300       11,813,300
         Additional paid in capital                                      1,800,800        1,800,800
         Accumulated deficit                                           (21,923,400)     (22,055,900)
                                                                       -----------      -----------
                                                                        (8,309,300)      (8,441,800)
                                                                       -----------      -----------
                                                                       $ 1,510,900       $1,363,200
                                                                       -----------      -----------


         The accompanying notes are an integral part of these statements

                         TRI-LITE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                Three Months Ended
                                                                                       March 31,
                                                                                1998             1997
                                                                                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                                         $   132,500      $  143,100
         Gain resulting from bankruptcy proceedings                                            (576,200)
         Adjustment to reconcile net income to net cash
         provided by (used in) operating activities:
                  Depreciation and amortization                                   9,700          11,500
                  Change in operating assets and liabilites                     (17,600)        448,400
                                                                            -----------      -----------

         Net cash provided by (used in) operations                          $   124,600      $  603,000
                                                                            -----------      -----------
CASH FLOW FROM INVESTING ACTIVITIES:
         Purchase of property and equipment                                      (9,900)          -
         Other assets                                                            43,200          80,800
                                                                            -----------      -----------

         Net cash provided by (used in) investing activities                     33,300          80,800
                                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase (decrease) in notes and loan payable                            -               -
         Net increase (decrease), note payable, related                         (15,300)        (34,800)
         Others                                                                 (18,400)            100
                                                                            -----------      -----------

         Net cash provided by (used in) financing activities                    (33,700)        (34,800)
                                                                            -----------      -----------

Net Increase (decrease) in cash and equivalents                                 124,200         648,900

Cash and equivalents at beginning of period                                      84,000         140,100

Cash and equivalent at end of period                                           $208,200        $789,000
                                                                            -----------      -----------

Interest and factoring cost paid                                                 23,800          45,000



         The accompanying notes are an integral part of these statements

                         TRI-LITE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      Summary of Significant Accounting Policies

         The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited except for the balance sheet as of December 31, 1997. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management the accompanying financial statements contain all adjustments necessary to present fairly the Company's financial position and the results of operations for the periods presented. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Upon consolidation all material intercompany transactions and accounts have been eliminated.

         Inventories

         Inventories are valued at the lower of cost (first-in, first-out method) or estimated net realizable value.

         Earnings Per Share

         Earnings per common share is based upon the weighted average number of shares outstanding during each period . There are no common equivalent shares.

(2)      Notes Payable

         Notes Payable at March 31, 1998 and December 31, 1997 consisted of the following:

                                                                   3/31/98         12/31/97
                                                                   -------         --------
         Helionetics Committee of Unsecured Creditors
         with interest at 10.5% secured by all assets
         of the Company, due 2003                              $   800,000       $   800,000

         Susan Barnes, junior promissory note at 10.5%
         interest, secured by all assets of the Company            500,000           500,000

         Advances from Altres Financial for accounts
         receivable factored at a discount rate of 1.5%            360,100           305,200
                                                              ------------      ------------

                                                                 1,660,100         1,605,200

         Less: Current portion                                    (360,100)         (305,200)
                                                               ------------      ------------
         Total Notes Payable, long-term                          1,300,000         1,300,000


(3)   Notes Payable, Related Party

         Notes payable, related party, comprised of the following:

                                                              3/31/98           12/31/97
                                                              -------           --------

         Susan Barnes, secured by all assets of the
         Company at 2 over prime                              137,300           146,700

         Others                                               170,000           176,000
                                                              -------           -------
                                                              307,300           322,700
                                                              -------           -------


(4)      Plan of Reorganization

         On February 15, 1996, Star Bank demanded payment in full of the Company's credit facility by February 20, 1996 as a result of certain loan provision defaults which had not been cured. On February 23, 1996, the Court of Common Pleas, Cuyahoga County, Ohio granted Star Bank an emergency order appointing a receiver to collect and remit to Star Bank all collections on accounts receivable of the Company. In response, on February 26, 1996 Tri-Lite, Inc. (Tri-Lite) filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court, Central District of California. Additionally, Self Powered Lighting, Inc. (SPL) filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court, Central District of California on March 22, 1996.

         Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as debtor-in-possession. These claims are reflected in the balance sheet as "Liabilities Subject to Compromise". Claims against the Company's assets which are secured are also stayed, although the holders of such claims have the right to move the court for relief from the stay.

         On January 16, 1997, the Bankruptcy Court approved the Tri-Lite Plan of Reorganization with Helionetics, Inc. (Helionetics) and Susan Barnes as co-proponents of the plan. In April 1997, Helionetics also filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court, Central District of California. As a result, the Company's reorganization plan was combined with Helionetics own plan of reorganization. On December 23, 1998, the U.S. Bankruptcy Court approved the Helionetics, Inc. Chapter 11 Liquidating Plan. Provisions of the Combined Plan included the following:

         o The Company will issue 82.5% to Susan Barnes as a co-proponent and in exchange for her agreement to forgo any claims on her approximately $4.3 million claim against Helionetics. The Company will also issue 5% of its new common stock to the Helionetics Committee of Unsecured Creditors with anti-dilution provision.

         o The Company's unsecured creditors will receive up to 47% of their allowed claims in cash. The pay-out is subject to the final determination of the Helionetics own plan of reorganization.

         o The Company will issue 12.5% of its new common stock to its existing shareholders.

         o Helionetics will cancel and release its claims against the Company for $1,800,00 note receivable secured by all assets of the Company.

         o The Company will issue a senior secured promissory note of $800,000 in favor of the Helionetics Committee of Unsecured Creditors and a junior secured promissory note of $500,000 in favor of Ms. Susan Barnes. Both notes are subordinated to any new financing that might be required by the Company.

         o Helionetics contributed to the Company its 87.5% interest in AIM Energy, Inc.

(5)      Income Taxes

         No provision for federal and state income taxes was provided for the period as a result of the Company's net operating loss carryforwards for federal and state income tax purposes.

         The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference are expected to reverse.

                         TRI-LITE, INC. AND SUBSIDIARIES

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

         Working capital were improved in 1998 from a deficit of approximately $1,231,800 in 1997 to a deficit of $1,074,700. Receivables and inventories increased by $75,300 whereas current liabilities remained fairly constant. A new receivable based credit facility was obtained in June 1998 with significant reduction in the cost of borrowing under the credit facility. Interest rate under the new credit facility is 6 over prime, almost half the previous rate. Additionally, AIM received $300,000 from Shindengen Corporation (Shindengen), a Japanese power supply company, relating to the sale of the right to manufacture and sale its AIM products in Japan and Asia. Additionally, the agreement called for delivery of fifty (50) AIM units to Shindengen. AIM continue to require advance deposits from certain of its customers to assist in its liquidity needs. Additional working capital is required, moreover, to fund the increased backlog in both SPL and AIM. Additionally AIM will require $250,000 of engineering cost to implement its cost savings plan for its existing AIM products.

         Under the terms of the Helionetics settlement agreement, the installment payments to the SPL unsecured creditors was moved up such that the first payment of approximately $114,000 is now due in August 1999.

         Year 2000 Issues

         As described more fully in the Company's Form 10-K, the Company does not have a major year 2000 problems due to the nature of its products. The Company would require, however, approximately $30,000 to update its hardware and management system software to comply with the year 2000 issues. While the Company believes that it does not foresee any problems with its suppliers and customers, it cannot provide assurance that such will be the case.

         Results of Operations

         Revenues for the three months ended March 31, 1998 and 1997 were $1,194,900 and $1,588,900 respectively. The net decrease of $394,000 was the result of the discontinuance of the lighting fixtures division which in the three months of 1997 included approximately $682,000 of revenues. The decrease in the lighting fixtures division revenues was offset by the combined increase in revenues of SPL and AIM of approximately $288,000. AIM's revenues of approximately $339,000 included proceeds from the sale of the licensing right of $270,000 pursuant to the agreement reached with Shindengen.

           Cost of sales, as a percent of sales were 38% and 65% for the three months of 1998 compared with 1997. The decrease was attributed primarily to the inclusion of AIM's operations in 1998. AIM was included in 1997 beginning in the second quarter. Also the revenues recognized from to Shindengen agreement favorably affected the combined gross margin.

         Selling, general and administrative expenses in 1997 included approximately $578,000 of the discontinued lighting fixtures division.

                         TRI-LITE, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 6.  Exhibits and Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   TRI-LITE, INC.

DATE:  March 9, 1999                               \S\ E. Maxwell Malone
                                                   ---------------------
                                                   E. Maxwell Malone
                                                   Chief Executive Officer

DATE:  March 9, 1999                               \S\ Adrian Cayetano
                                                   -------------------
                                                   Adrian Cayetano
                                                   Principal Accounting Officer