Form 10-Q
period 1998-06-30
TRI LITE INC /PA/
filed 1999-03-11
CIK 910350

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended June 30, 1998         Commission File No. 1-12462

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

                               YES      NO  X
                                   ---     ---

Shares of common stock outstanding as of January 31, 1999:  4,060,000

                                      INDEX

PART 1.  FINANCIAL INFORMATION                                         PAGE #

Item 1.           Financial Statements

                           Statement of Operations                        3

                           Balance Sheets                                 4-5

                           Statement of Cash Flows                        6

                           Notes to Consolidated Financial Statements     7-9

Item 2.           Management Discussion and Analysis of
                  Financial Condition and Results of Operations           10-11

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                       12

Item 2.           None

Item 3.           None

Item 4.           None

Item 5.           None

Item 6.           Exhibit and Reports                                     12

                                 TRI-LITE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                    Unaudited

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                        Three Months Ended                  Six Months Ended
                                                             June 30,                           June 30,
                                                    ---------------------------         -------------------------
                                                       1998          1997                  1998         1997
                                                       ----          ----                  ----         ----
REVENUES                                             $1,306,300     $1,418,200            2,501,200    3,007,100
                                                    ---------------------------         -------------------------

COST AND EXPENSES

     Cost of Sales                                      655,100        725,300            1,109,600    1,755,500
     Selling, general and administrative                503,700        771,500            1,072,800    1,694,300
     Chapter 11 administrative cost                      -            -                      -            69,000
     Interest and factoring cost                         41,600       -                      80,300      -
                                                    ---------------------------         -------------------------
                                                      1,200,400      1,496,800            2,262,700    3,518,800
                                                    ---------------------------         -------------------------

OTHER INCOME (EXPENSES)
     Gain resulting from Chapter 11 proceeding           -            -                      -           576,200
                                                    ---------------------------         -------------------------

INCOME BEFORE PROVISION FOR TAXES                       105,900                             238,500       64,500

     Provision for taxes                                 -            -                      -           -
                                                    ---------------------------         -------------------------

NET INCOME (LOSS)                                    $  105,900      ($78,600)             $238,500      $64,500
                                                    ===========================         =========================


EARNINGS PER COMMON SHARE (Note 1):

     Primary                                              $0.03        ($0.01)                $0.06        $0.02
     Fully Diluted                                        $0.03        ($0.01)                $0.06        $0.02




         The accompanying notes are an integral part of these statements

                         TRI-LITE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                       June  30,        December 31,
                                                                          1998              1997
                                                                          ----              ----
                                                                        (Unaudited)
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                      $  103,800      $    84,000
         Accounts receivable, net                                          657,600          529,400
         Inventories                                                       403,100          317,800
         Prepaid expenses                                                   29,200           54,400
                                                                       -----------      -----------

                  Total current assets                                   1,193,700          985,600
                                                                       -----------      -----------

PROPERTY, PLANT AND EQUIPMENT, at cost
         Machinery and equipment                                        1,196,500        1,178,900
         Leasehold improvement                                            338,200          344,700
                                                                       -----------      -----------
                                                                        1,534,700        1,523,600
         Less-Accumulated depreciation and amortization                (1,284,100)      (1,277,600)
                                                                       -----------      -----------
                                                                          250,600          246,000
                                                                       -----------      -----------
OTHER ASSETS
         Other assets                                                      89,300          131,600
                                                                       -----------      -----------

                                                                       $1,533,600       $1,363,200
                                                                       -----------      -----------


        The accompanying notes are an integral part of these statements.

                         TRI-LITE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                           June 30,       December 31,
                                                             1998             1997
                                                           -------        ------------
                                                         (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
         Current maturities of notes payable             $    194,300    $    305,200
         Note Payable to related party                        367,000         322,700
         Accounts payable and accrued expense               1,588,000       1,589,500
                                                         ------------    ------------
                                                            2,149,300       2,217,400
                                                         ------------    ------------
LONG-TERM DEBT, net of current maturities                     566,000         566,000

NOTES PAYABLE, Related Parties                                500,000         500,000

LIABILITIES SUBJECT TO COMPROMISE                           5,721,600       5,721,600

NOTE PAYABLE TO HELIONETICS, INC
         COMMITTEE OF UNSECURED CREDITORS                     800,000         800,000


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
         Common stock, no par value
         Authorized-25,000,000 shares in 1998 and 1997
         Outstanding-4,000,000 shares in 1998 and 1997     11,813,300      11,813,300
         Additional paid in capital                         1,800,800       1,800,800
         Accumulated deficit                              (21,817,400)    (22,055,900)
                                                         ------------    ------------
                                                           (8,203,300)     (9,480,700)

                                                         $  1,533,600    $  1,363,200
                                                         ------------    ------------




         The accompanying notes are an integral part of these statements

                         TRI-LITE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                         June 30,

                                                                                1998                   1997
                                                                                ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:

         Net Income                                                             $    238,500          $ 64,500
         Non-cash-gain from Chapter 11 proceedings                                          (576,200)
         Adjustment to reconcile net income to net cash
         provided by (used in) operating activities:
                  Depreciation and amortization                                        6,500             2,600
                  Change in operating assets and liabilites                         (300,700)         (253,600)
                                                                                ------------         ---------
         Net cash provided by (used in) operations                              $   ( 55,700)        $(186,500)
                                                                                ------------         ---------

CASH FLOW FROM INVESTING ACTIVITIES:

         Purchase of property and equipment                                          (11,100)               -
         Other assets                                                                 42,300            80,800
                                                                                ------------         ---------

         Net cash provided by (used in) investing activities                          31,200            80,800
                                                                                ------------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Increase (decrease) in notes and loan payable                                  -             (426,700)
         Net borrowing from related party                                             44,400            77,400
         Capital contribution from Ms. Susan Barnes                                     -              426,700
         others                                                                         -                1,700
                                                                                ------------         ---------
         Net cash provided by (used in) financing activities                          44,400            79,100
                                                                                ------------         ---------

Net Increase (decrease) in cash and equivalents                                       19,900           (26,600)
Cash and equivalents at beginning of period                                           84,000           140,100
                                                                                ------------         ---------
Cash and equivalent at end of period                                                $103,800          $113,500
                                                                                ------------         ---------

Interest and factoring cost paid                                                      50,400            57,100



         The accompanying notes are an integral part of these statements

                         TRI-LITE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      Summary of Significant Accounting Policies

         The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited except for the balance sheet as of December 31, 1997. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management the accompanying financial statements contain all adjustments necessary to present fairly the Company's financial position and the results of operations for the periods presented. The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

(2)      Notes Payable

         Notes Payable at June 30, 1998 and December 31, 1997 consisted of the following:

                                                                   6/30/98         12/31/97
                                                                   -------         --------
         Helionetics Committee of Unsecured Creditors
         with interest at 10.5% secured by all assets
         of the Company, due 2003                              $   800,000       $   800,000

         Susan Barnes, junior promissory note at 10.5%
         interest, secured by all assets of the Company            500,000           500,000

         Advances from FC Commercial for accounts
         receivable factored at prime plus 6%                      194,300               -

         Advances from Altres Financial for accounts
         receivable factored at a discount rate of 1.5%               -              305,200
                                                               -----------       -----------

                                                                1,494,300          1,605,200
         Less: Current portion                                   (194,300)          (305,200)
                                                               -----------       -----------
         Total Notes Payable, long-term                         1,300,000          1,300,000


(3)   Notes Payable, Related Party
         Notes payable, related party, comprised of the following:

                                                              6/30/98           12/31/97
                                                              -------           --------
         Susan Barnes, secured by all assets of the
         Company at 2 over prime                              197,000           146,700

         Others                                               170,000           176,000
                                                              -------           -------
                                                              367,000           322,700
                                                              -------           -------


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

         o The Company will issue a senior secured promissory note of $800,000 in favor of the Helionetics Committee of Unsecured Creditors and a junior secured promissory note of $500,000 inn favor of Ms. Susan Barnes. Both notes are subordinated to any new financing that might be required by the Company.

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

                         TRI-LITE, INC. AND SUBSIDIARIES

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

         Working capital were improved in 1998 from a deficit of approximately $1,231,800 to a deficit of $955,600. Receivables and inventories increased by $213,500 whereas current liabilities decreased by $68,100. A new receivable based credit facility was obtained in June 1998 with significant reduction in the cost of borrowing under the credit facility. Interest rate under the new credit facility is 6 over prime, almost half the previous rate. Additionally, AIM received $300,000 from Shindengen Corporation (Shindengen), a Japanese power supply company, relating to the sale of the right to manufacture and sale its AIM products in Japan and Asia. Additionally, the agreement called for delivery of fifty (50) AIM units to Shindengen . The Company is also to receive a 4% royalty on sales of AIM products by Shindegen. AIM continue to require advance deposits from certain of its customers to assist in its liquidity needs. Additional working capital is required, moreover, to fund the increased backlog in both SPL and AIM. Additionally AIM will require $250,000 of engineering to reduce cost of its existing AIM products.

         The Company will require additional working capital to expand its business. Sources of funds will be from loans from Susan Barnes and possible sale of the Company's common stock.

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

         Results of Operations

         Revenues for the six months and three months ended June 30, 1998 and 1997 were $2,501,000 and $1,306,000 and $3,007,000 and $1,418,000, respectively.
The net decrease in revenues in the six months of 1998 of $506,000 was the result of the discontinuance of the lighting fixtures division which in the six months of 1997 included approximately $1,162,000 of revenues. The decrease in the lighting fixtures division revenues was offset by SPL's revenue increase of approximately $79,000 and AIM's net contribution of approximately $605,000 which included proceeds from the sale of the licensing right of $270,000 and shipment of AIM's products of approximately $200,000 pursuant to the agreement reached with Shindengen.

           The decrease of approximately $112,000 in revenues for the three months ended June 1998 compared with the same period in 1997 was the result of the combined net increase in SPL and AIM revenues of approximately $350,000 offset by the revenues in 1997 (none in 1998) of approximately $480,000 by the discontinued lighting fixtures division.

         Cost of sales, as a percent of sales were 45% and 50% for the six and three months of 1998 compared with 58% and 51% in the same period in 1997. The decrease was attributed primarily to the inclusion of the full six months of AIM's operations in 1998. AIM was included in 1997 beginning in the second quarter. Also the revenues recognized from to Shindengen agreement favorably affected the combined gross margin.

         Selling, general and administrative expenses decreased by approximately $622,000 and $267,800 for the six and three months of 1998. The reduction was the result of the discontinuance of the lighting fixtures division.

         Income in 1997 was favorably impacted by the gain recognized from the chapter 11 proceedings of $576,200.

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

                                                   TRI-LITE, INC.

DATE:  March 9, 1999                               \S\ E. Maxwell Malone
                                                   E. Maxwell Malone
                                                   Chief Executive Officer

DATE:  March 9, 1999                               \S\ Adrian Cayetano
                                                   Adrian Cayetano
                                                   Principal Accounting Officer