Form 10-Q
period 1998-09-30
TRI LITE INC /PA/
filed 1999-03-11
CIK 910350

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarter ended September 30, 1998             Commission File No. 1-12462


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

                                                           Name of each exchange
    Title of each class                                     On which registered
Common Stock, no par value                                     Not Applicable


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

                                 TRI-LITE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   Unaudited

                         PART 1. FINANCIAL INFORMATION


Item 1.  Financial Statements

                                                        Three Months Ended                  Nine Months Ended
                                                          September 30,                       September 30,
                                                    ---------------------------         --------------------------
                                                        1998         1997                  1998         1997
                                                        ----         ----                  ----         ----
REVENUES                                              $1,119,300    $1,068,600            3,620,500     4,075,700
                                                    ---------------------------         --------------------------

COST AND EXPENSES
     Cost of Sales                                       508,900       658,500            1,618,500     2,414,000
     Selling, general and administrative                 488,600       466,500            1,561,400     2,160,800
     Chapter 11 administrative cost                      -              43,600               -            112,600
     Interest and factoring cost                          27,500       -                    107,800       -
                                                    ---------------------------         --------------------------
                                                       1,025,000     1,168,600            3,287,700     4,687,400
                                                    ---------------------------         --------------------------

OTHER INCOME (EXPENSES)
     Gain resulting from Chapter 11 proceeding           -             -                     -            576,200
                                                    ---------------------------         --------------------------

INCOME BEFORE PROVISION FOR TAXES                         94,300                            332,800       (35,500)

     Provision for taxes                                 -             -                     -            -
                                                    ---------------------------         --------------------------

NET INCOME (LOSS)                                     $   94,300     ($100,000)            $332,800       (35,500)
                                                    ===========================         ==========================


EARNINGS PER COMMON SHARE (Note 1):
     Primary                                               $0.02        ($0.02)               $0.06        $(0.01)
     Fully Diluted                                         $0.02        ($0.02)               $0.06        $(0.01)

        The accompanying notes are an integral part of these statements

                        TRI-LITE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                           September 30,   December 31,
                                                               1998            1997
                                                               ----            ----
                                                           (Unaudited)
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                        $    99,400    $    84,000
         Accounts receivable, net                             669,400        529,400
         Inventories                                          376,300        317,800
         Prepaid expenses                                      63,200         54,400
                                                          -----------    -----------

                  Total current assets                      1,208,300        985,600
                                                          -----------    -----------

PROPERTY, PLANT AND EQUIPMENT, at cost
         Machinery and equipment                            1,200,800      1,178,900
         Leasehold improvement                                338,200        344,700
                                                          -----------    -----------
                                                            1,539,000      1,523,600
         Less-Accumulated depreciation and amortization    (1,300,300)    (1,277,600)
                                                          -----------    -----------
                                                              238,700        246,000
                                                          -----------    -----------

OTHER ASSETS
         Other assets                                          90,900        131,600
                                                          -----------    -----------

                                                           $1,537,900     $1,363,200
                                                          -----------    -----------

        The accompanying notes are an integral part of these statements.

                        TRI-LITE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                         September 30,   December 31,
                                                              1998           1997
                                                              ----           ----
                                                          (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
         Current maturities of notes payable             $    117,700    $    305,200
         Note Payable to related party                        346,800         322,700
         Accounts payable and accrued expense               1,594,800       1,589,500
                                                         ------------    ------------
                                                            2,059,300       2,217,400
                                                         ------------    ------------

LONG-TERM DEBT, net of current maturities                     566,000         566,000

NOTES PAYABLE, Related Parties                                500,000         500,000

LIABILITIES SUBJECT TO COMPROMISE                           5,721,600       5,721,600

NOTE PAYABLE TO HELIONETICS, INC.,
         COMMITTEE OF UNSECURED CREDITORS                     800,000         800,000


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
         Common stock, no par value
         Authorized-25,000,000 shares in 1998 and 1997
         Outstanding-4,000,000 shares in 1998
                  and 1997                                 11,813,300      11,813,300
         Additional paid in capital                         1,800,800       1,800,800
         Accumulated deficit                              (21,723,100)    (22,055,900)
                                                         ------------    ------------
                                                           (8,109,000)     (8,441,800)
                                                         ------------    ------------

                                                         $  1,537,900    $  1,363,200
                                                         ------------    ------------

        The accompanying notes are an integral part of these statements

                        TRI-LITE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                  Nine Months Ended
                                                                    September 30,
                                                                  1998         1997
                                                                  ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                            $ 332,800    $ (35,500)
         Less: Non-cash-gain from Chapter 11 proceedings                     (576,200)
         Adjustment to reconcile net income to net cash
         provided by (used in) operating activities:
                  Depreciation and amortization                   22,700        8,200
                  Change in operating assets and liabilites     (389,600)      66,600
                                                               ---------    ---------

         Net cash provided by (used in) operations             $ (34,100)   $ (39,300)
                                                               ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES:
         Purchase of property and equipment                      (15,400)           -
         Other assets                                             40,700       73,300
                                                               ---------    ---------

         Net cash provided by (used in) investing activities      25,300       73,300
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase (decrease) in notes and loan payable                 -     (426,700)
         Net borrowings from related party                        24,200       77,400
         Capital contribution from Ms. Susan Barnes                    -      426,700
         others                                                        -          200
                                                               ---------    ---------

         Net cash provided by (used in) financing activities      24,200       77,600
                                                               ---------    ---------

Net Increase (decrease) in cash and equivalents                   15,400      111,600
Cash and equivalents at beginning of period                       84,000      140,100
                                                               ---------    ---------
Cash and equivalent at end of period                           $  99,400    $ 251,700
                                                               ---------    ---------


Interest and factoring cost paid                                  62,900       77,100

        The accompanying notes are an integral part of these statements

                        TRI-LITE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)      Summary of Significant Accounting Policies

         The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited except for the balance sheet as of December 31, 1997. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management the accompanying financial statements contain all adjustments necessary to present fairly the Company's financial position and the results of operations for the periods presented. The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Upon consolidation all material intercompany transactions and accounts have been eliminated.

         Inventories

         Inventories are valued at the lower of cost (first-in, first-out method) or estimated net realizable value.

         Earnings Per Share

         Earnings per common share is based upon the weighted average number of shares outstanding during each period. There are no common equivalent shares.

(2)      Notes Payable

         Notes Payable at September 30, 1998 and December 31, 1997 consisted of the following:

                                                             9/30/98       12/31/97
                                                             -------       --------
         Helionetics Committee of Unsecured Creditors
         with interest at 10.5% secured by all assets
         of the Company, due 2003                         $   800,000    $   800,000

         Susan Barnes, junior promissory note at 10.5%
         interest, secured by all assets of the Company       500,000        500,000


         Advances from Receivable Factoring Facility
         at a discount rate of 1.5% in 1997 and prime
         plus 6% in 1998                                      117,700        305,200
                                                          -----------    -----------
                                                            1,417,700      1,605,200
         Less: Current portion                               (117,700)      (305,200)
                                                          -----------    -----------
         Total Notes Payable, long-term                     1,300,000      1,300,000

(3)   Notes Payable, Related Party

         Notes payable, related party, comprised of the following:

                                                            9/30/98   12/31/97
                                                            -------   --------
         Susan Barnes, secured by all assets of the
         Company at prime plus 2%                           176,800   146,700
         Others                                             170,000   176,000
                                                            -------   -------
                                                            346,800   322,700
                                                            -------   -------


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

                        TRI-LITE, INC. AND SUBSIDIARIES


Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

         Working capital improved significantly in 1998. A new receivable based credit facility was obtained in June 1998 with significant reduction in the cost of borrowing under the credit facility. Interest rate under the new credit facility is 6 over prime, almost half the previous rate. Additionally, AIM received $300,000 from Shindengen Corporation (Shindengen), a Japanese power supply company, relating to the sale of the right to manufacture and sale its AIM products in Japan and Asia. Additionally, the agreement called for delivery of fifty (50) AIM units to Shindengen. The agreement provide for a 4% royalty for sales of AIM products made by Shindengen. AIM continue to require advance deposits from certain of its customers to assist in its liquidity needs. Additional working capital is required, moreover, to fund the increased backlog in both SPL and AIM. Additionally AIM will require $250,000 of engineering cost to implement its cost savings plan for its existing AIM products.

         Receivables and inventories, combined, increased by approximately $198,500 in the nine months ended September 1998 a result of AIM inclusion for the full nine month of 1998 compared with 1997.

         Under the terms of the Helionetics settlement agreement, the installment payments to the SPL unsecured creditors was moved up such that the first payment of approximately $114,000 is now due in August 1999.

         The Company will require additional working capital to fund its increasing backlog. Additionally, AIM will require $250,000 of engineering to reduce the cost of its various AIM products.

         The Company's liquidity will be met partly by its operations, however, additional funding will be obtain from either from loans from Ms. Susan Barnes and from possible sale of the Company's common stock.

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



         Results of Operations

         Revenues for the nine months and three months ended September 30, 1998 and 1997 were $3,620,000 and $1,119,000 and $4,075,000 and $1,068,000,
respectively. The net decrease in revenues in the nine months of 1998 of $455,000 was the result of the discontinuance of the lighting fixtures division which in the nine months of 1997 included approximately $1,390,000 of revenues. The decrease in the lighting fixtures division revenues was offset by SPL's revenue increase of approximately $181,000 and AIM's net contribution of approximately $736,000 which included proceeds from the sale of the licensing right of $270,000 and shipment of AIM's products of approximately $349,000 pursuant to the agreement reached with Shindengen.

         The increase of approximately $52,000 in revenues for the three months ended September 1998 compared with the same period in 1997 was the result of the combined net increase in SPL and AIM revenues of approximately

$280,000 offset by the revenues in 1997 (none in 1998) of approximately $228,000 by the discontinued lighting fixtures division.

         Cost of sales, as a percent of sales were 45% for the nine and three months of 1998 compared with 59% and 62% in the same period in 1997. The decrease was attributed primarily to the inclusion of the full nine months of AIM's operations in 1998. AIM was included in 1997 beginning in the second quarter. Also the revenues recognized from to Shindengen agreement favorably affected the combined gross margin.

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


                                           TRI-LITE, INC.


DATE:  March 9, 1999                       /s/ E. Maxwell Malone
                                           -----------------------------
                                           E. Maxwell Malone
                                           Chief Executive Officer


DATE:  March 9, 1999                       /s/ Adrian Cayetano
                                           -----------------------------
                                           Adrian Cayetano
                                           Principal Accounting Officer