Form 10-K
period 1997-12-31
TRI LITE INC /PA/
filed 1999-03-12
CIK 910350

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 ---------------


For the Year Ended December 31, 1997                 Commission File No. 1-12462


                                 TRI-LITE, INC.
             (Exact name of registrant as specified in its charter)


             Pennsylvania                                        23-2515309
(State of incorporation or organization)                   (IRS Employer ID No.)


          2701 Junipero Street                                 14901 Broadway Avenue
     Signal Hills, California  90806                           Cleveland, Ohio 44137
(Address of principal executive offices)          (Former address of principal executive offices)


                                 (562) 426-8622
              (Registrant's telephone number, including area code)


          Securities registered pursuant to Section 12 (b) of the Act:


                                                           Name of each exchange
    Title of each class                                     on which registered
Common stock, no par value                                     Not Applicable

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

                                 YES /_/ NO /x/

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDING
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 YES /_/ NO /x/

        Aggregate market value of Common Shares held by non-affiliates on
                         January 31, 1999: Undetermined
       Number of Common Shares Outstanding on January 31, 1999: 4,060,000

                                     Part I

Item 1.  Business

(a) General development of business

         Tri-Lite, Inc., was incorporated in 1988 under the laws of the Commonwealth of Pennsylvania. As used in this report, the terms "Company", "Tri-Lite" and "Registrant" refer to Tri-Lite, Inc. and subsidiaries.

         The Company completed an initial public offering of its common stock in October, 1993. The Company's shares were listed on the American Stock Exchange under the symbol "NRG" until February 26, 1996 when they were delisted. The Company's shares are anticipated to trade in the immediate future, on the over-the-counter market.

         Effective June 30, 1995, certain of the Company's wholly owned subsidiaries were merged into Tri-Lite, Inc. Subsequent to these mergers the Company operated through a parent company with operating divisions and three wholly owned subsidiaries. The operating divisions did business under the names Allite, Trio Lighting and NL Corporation. The wholly owned subsidiaries were Prolite Lighting and Sign Maintenance Co., Inc.(Prolite), Self Powered Lighting, Inc.(SPL), and NL Corporation De Mexico S.A. de C.V.

         During 1995, the Company operated under two separate industry segments. The Company's lighting fixture business segment involved the designing, sourcing, manufacturing and marketing of recessed lighting, track lighting, emergency lighting and decorative lighting for use in new construction and remodeling of retail, commercial, industrial and residential buildings. The Company's other segment included electrical energy management which involves auditing, retrofitting, maintaining and managing lighting in order to reduce energy consumption used for lighting of commercial and industrial buildings.

         During the 4th quarter of 1995 the Company's Board of Directors decided to discontinue the operations of it's electrical energy management segment. It was determined that due to increased competition, decreasing liquidity and continued difficulty in obtaining performance bonds it was not likely to achieve profitabilty. Accordingly, the Company began winding down the segment's operations.

         Subsequent to December 31, 1995, the Company, its operating divisions and its wholly owned subsidiaries experienced material changes in the mode of conducting their respective businesses. The following chronology of events will provide the basis for explaining the present status of the Company and its remaining operating subsidiaries (Self Powered Lighting, Inc. and Aim Energy, Inc.).

         On October 26, 1995, the Company filed a complaint in the United States District Court for the Northern District of Ohio, Eastern Division, against Helionetics, Inc., seeking monetary damages, injunctive relief and declaratory relief. In January 1996, Helionetics, Inc., filed an answer to this complaint and filed a counterclaim against Tri-Lite, Inc., Lawrence A. Terkel and Star Bank N.A. In conjunction with the Company's plan of reorganization, described below, the lawsuit between the parties has been settled.

         On November 20, 1995, the Company received formal notice from it's primary lender, Star Bank N.A., that certain defaults had occurred under the Financing Agreement dated July 13, 1995. Also on February 15, 1996, Star Bank N.A. notified the Company of it's demand for payment in full of the Company's credit facility. The demand required payment by February 20,

1996. On February 23, 1996, the Court of Common Pleas, Cuyahoga County, Ohio granted a motion by Star Bank N.A. for an Emergency Order Appointing a Receiver to be charged with administration of properties during the special receivership period.

         On February 26, 1996, Tri-Lite, Inc., ( the "Debtor") filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ( Case No. SA 96-12049 JR ), U.S. Bankruptcy Court, Central District of California and on March 22, 1996 Self Powered Lighting, Inc. (SPL) also filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code (Case No. SA 96-13178 JR), Central Distirct of California. On January 16, 1997, the Court confirmed the Company's plan of reorganization. See attached Exhibit I for the Third Amended Disclosure Statement For Third Amended Joint Chapter 11 Plan of Reorganization. In May, 1997 the Court confirmed the plan of reorganization of SPL. See attached Exhibit for the SPL's First Amended Chapter 11 Plan. The Company's approved plan of reorganization was based upon Helionetics, Inc. and Ms. Susan Barnes acting as its co-proponents. In April 1997, Helionetics also filed a voluntary petition under Chapter 11 of the Bankruptcy Code (Case No. SA 97-14645 JR) with the U.S. Bankruptcy Court, Central District of California. As a result, the funding of the Company's reorganization plan was combined with that of Helionetics bankruptcy plan, which included the provisions and methodology to fund the Company's plan. In addition, due to Helionetics creditors under its plan, the pay-out to the Company's creditors was negatively affected. The confirmation hearing for the Chapter 11 Liquidating Plan of Helionetics, Inc. held on November 24, 1998 was approved by the U.S. Bankruptcy Court on December 23, 1998. Provisions of the Combined Plans included the following:

         o The Company will issue 87.5% (5% of which will be issued to the Helionetics Committee of Unsecured Creditors (Helionetics Committee) pursuant to a settlement agreement reached between the Helionetics Committee, the Company, Susan Barnes and an affiliate) of the Company's "new" common stock to Ms. Susan Barnes, as its co-proponent of the Company's plan of reorganization, and in exchange for her agreement to forgo any claims on her approximately $4.3 million secured claim against Helionetics, Inc. The shares are exempt from registration requirements under the 33 Act pursuant to the exemption provided by Section 1145 of the Bankruptcy Code.

         o The Company's unsecured creditors will receive up to 47% of their allowed claims in cash as a result of the combined plan with Helionetics. The approved reorganization plan of the Company called for a 70% pay-out to the unsecured creditors. The payout is subject to the final determination of the Helionetics own plan of reorganization . The plan required an initial payment to the unsecured creditors of approximately 30% of the approved pay-out. However, only approximately $426,700 initial payment was made in May 1997. Ms. Barnes provided the funds for this initial payment.

         o Helionetics contributed to the Company its interest (87.5%) in Aim Energy, Inc.

         o The Company will issue on a pro rata basis to its existing shareholders (Class 6 claimant) 12.5% of its "new" common stock in exchange for their existing "old common shares" outstanding which totalled 6,039,333 shares. The new shares to be issued are exempt from registration pursuant to exemption provided by Section 1145 of the Bankruptcy Code.

         o Under the approved plan of reorganization of Self Powered Lighting, Inc., all creditors of SPL will receive 100% of their allowed claims within 60 months from its effective date and the Company will retain its 100% interest in SPL.

         o Helionetics will cancel and release its claim against the Company for $1,800,000 note receivable secured by all assets of the Company.

         o The Company will issue two secured promissory notes; a $800,000 senior note in favor of the Helionetics Committee and a $500,000 junior note in favor of Ms. Susan Barnes. Both notes carries an interest rate of 10.5%. The senior note matures on December 8, 2003. No payment is due on the junior note until the senior note is fully paid. Both notes are subordinated to any new financing that might be required by the Company.

         Subsequent to February 23, 1996, Prolite Lighting and Sign Maintenance Co. Inc., (Prolite) continued under the control and supervision of the Receiver. On December 16, 1996, Tri-Lite made payment in full of all remaining balances owed to Star Bank N.A. As a result, on January 1997, the Prolite Receivership was terminated.

         As a result of the Company's Chapter 11 filing and in conjunction with the development of a plan of reorganization, the Company decided to discontinue the operations of the NL Corporation division located in Cleveland, Ohio and its remaining recessed lighting business.

         The Company, as a result of the approved plan of reorganization, is now comprised of the wholly owned subsidiary Self-Powered Ligthing, Inc.; the 87 1/2% owned Aim Energy, Inc. (see description of business) and the 100% owned subsidiary, Prolite Lighting and Sign Maintenance Co., Inc. (an inactive corporation).

         At December 31, 1997, as a result of the confirmed plan of reorganization, 87.5% of the Company's common stock was owned jointly by its co-proponents, Helionetics and Susan Barnes. The ownership interest was subsequently reduced by 5% pursuant to a settlement agreement between the parties.

(b) Financial information about industry segments:

         Prior to the approval of the Company's plan of reorganization, the Company's business was in two business segments: (i) manufacturing and sale of electrical lighting fixture including emergency exit signs, and (ii) energy management. Financial information by industry segment for the Company is presented in the financial statements accompanying this report. Currently as a result of the approved plan of reorganization, the Company's business is now in two business segments: (I) emergency lighting fixtures, and (ii) energy conservation and safety equipment.


(c)  Narrative description of business

         Emergency Lighting Fixtures

         1.   Products

         Through its wholly-owned subsidiary, Self Powered Lighting, Inc., the Company is engaged in the manufacture and distribution of specialized emergency and exit lighting fixtures. SPL offers two types of exit signs:

          (1)  low energy electrical

          (2) no energy (self luminous) - represents approximately 75% of total sales

Generally, SPL sells through a sales representative network. In-house sales orders are handled by SPL's own internal marketing staff.


         2. Manufacturing and Suppliers

         At December 31, 1997, the Company's manufacturing facility for SPL products is located in West Nyack, New York. SPL's primary raw material vendor is located in England. The 1996 Chapter 11 filing of the Company and SPL had the effect of causing difficulty in maintaining its credit terms with all vendors. However, in 1996, after a period of sourcing raw materials on a cash basis, SPL has been able to re-establish credit terms with it's primary vendor and a majority of its domestic vendors. Most finished products are supplied by a foreign manufacturer located in the Republic of China and paid, generally, on a letter of credit basis.


         3. Working Capital Items

         SPL maintained sufficient raw materials to sustain its manufacturing operations. Finished goods are generally purchased to support existing backlog. However, its ability to respond quickly to customer orders are somewhat hampered by its limited working capital. This sometimes resulted in lost revenues. SPL has in place a receivable factoring line of credit in the amount of $500,000 which it believes is sufficient at the present time but could require additional funding if its plan of operations increase. The Company is also in the planning stage of tapping the equity market to raise additional capital to settle favorably its chapter 11 obligations.

         4. Customers

         During 1997, 1996 and 1995, SPL had no sales to a single customer which totalled more than 10% of their total sales respectively. During 1998, SPL obtained a "sole-source" agreement with Catalina Lighting (a NYSE company) to supply its entire emergency and exit lighting requirements under the Westinghouse brand name for resale to major home improvement chains. This business is expected to increase over the next 2-5 years.


         5. Seasonality and Backlog

         SPL has no substantial seasonal factors that affect it's emergency lighting fixture business. SPL's backlog at December 31, 1997, 1996, and 1995 totaled approximately $550,000, $1,100,000 and $443,000, respectively which is anticipated to be shipped over the next 12 months. The backlog at December 1996 is unusually high due to supply problem related to Tritium, a key material used in the manufacture of exit signs. The supply problem was resolved subsequently.

         6. Competition

         SPL is one of two manufacturers that supply emergency signs to the airline industry. SPL is also one of four companies that manufacture and distribute self luminous exit signs.

         7. Research and Development

         SPL has not expended and does not require significant funds for development of new products.

         8. Patents, Trademarks and Licenses

         SPL has patents in place on certain of its products.

         9. Environmental Matters

         SPL uses Tritium, a regulated raw material, in the manufacture of its self luminous products. Tritium is a low energy isotope of hydrogen that emits a soft beta ray. Tritium is naturally present in the atmosphere as a result of cosmic ray bombardment of oxygen and nitrogen in the upper atmosphere as well as outer space. Tritium Oxide is the regulated element in Tritium gas and would have to be ingested for hours to be considered mildly dangerous. Tritium used in exit signs is 96% pure and contains less than 1% Tritium Oxide. There have been no reported incidents (harmful to either man or the environment) due to acute exposure to Tritium. The Company employs a radiation safety officer who oversees the Company's use of Tritium and sees to it that the Company complies with the appropriate regulations. No additional capital expenditure is required by the Company to comply with regulations.

         10. Employees

         At December 31, 1997, 1996 and 1995, SPL employed 25, 22 and 29 employees, respectively at locations in Elmsford, NY and in West Nyack, NY.


         Energy Conservation and Safety Equipment Business - During 1997 the Company operated its energy conservation and safety equipment business through its 87 1/2% owned subsidiary, Aim Energy, Inc.

         1. Products and services

         The "Active Injection Mode Harmonic Conditioner" (the AIM Filter) is an electronic device which mitigates or cancels harmonic current distortion, also called Total Harmonic Distortion (THD). Harmonics waste energy, increase electrical bills, overheat wires and equipment, create interference, cause computers and computer controlled equipment to malfunction and interferes with telecommunications. Harmonics can require expensive rewiring to avoid overheating of wires and possible fires. Harmonics are an increasingly serious hazard due to the greater use of devices to improve energy efficiency and the rapid expansion in the use of computers and computer related equipment.

Harmonics. Alternating current (AC) is now universally used to deliver power in electric power systems. AC power is known as "alternating" because the flow of current is continuously reversing; positive current in any one wire becomes negative current and vice versa. This happens 60 times per second in the United States, Canada and Mexico and hence is called "60 cycle" power. Ideally, this alternation occurs smoothly and continuously, e.g., from positive 110 volts to negative 110 volts. If pictured on a graph (or oscilloscope), the alternation of current forms a smooth "sine wave" and thus the current is known as "sinusoidal". The flow of current is not smooth and continuous when there is harmonic distortion of current. Harmonic distortion of current causes voltage harmonics, i.e., increases or decreases in voltage from that which would conform to a smooth sine wave.

Equipment such as computers, electronic ballasts (used by fluorescent lights), welding equipment, battery chargers, motor speed control devices such as variable speed drives ("VSDs"), and uninterruptible power supplies ("UPSs") all use utility current to run an electronic power converter. The power converter changes the normal AC power supplied by the utility into direct current ("DC") (and in some cases back to the AC power) used by the machines. Power converters draw current in pulses, and the effect of each pulse is to generate harmonic distortion in the current carried by the wire. When harmonics from different sources are in synchronization, the effect is amplified.

Problems Caused by Harmonics. Current harmonics waste energy, requiring increased generation capacity and fuel use. Harmonics can cause computer shut downs, tripped circuit breakers, overloading of electric equipment, failure of electronic parts, premature failure of insulation on electrical wires ("conductors"), reduction in capacity of the large conductors and the useful output of power generators and serious reduction in the operating life of electrical motors.

Computers and computer controlled equipment must have essentially sinusoidal or "clean" voltage to operate. Voltage harmonics can cause a computer to "crash", resulting in lost data and reduced productivity. In addition telecommunications equipment is now generally controlled by computers sensitive to harmonics, telecommunications equipment can also suffer interference from harmonics, degrading the quality of the signal. Medical equipment, such as computer controlled monitors, CAT scanners, magnetic resonance imagers (MRI), and x-ray equipment can also malfunction because of harmonics.

Building wiring and transformers can suffer overheating and premature aging in the presence of harmonics. A problem found in large office buildings is a build up of current on the neutral conductor of three phase systems. While these conductors ideally would have no current flow at all, harmonics may cause them to carry a current substantially in excess of the current on any other conductor. This current can overheat the wire, requiring rewiring to prevent electrical fires. As a result, building owners may expend substantial sums to rewire or require tenants to limit or reduce the harmonics they create in order to protect the building wiring and the integrity of other tenants' power supply. Harmonics also cause transformers serving a building or a particular portion of the building to overheat, and heavier duty, more expensive harmonic resistant transformers ("x-rated transformers") are now required where harmonics are anticipated.

Uninterruptible power supplies ("UPSs") are used to protect computers and important equipment from power failure. Each UPS contributes harmonics because of its AC/DC power converter, while at the same time supplying power to equipment sensitive to harmonics. Thus, the UPS may require harmonic filtering to limit the harmonics it creates in the building and protective circuits to protect it against harmonics from other sources. In addition, harmonic filtering may be necessary for successful synchronization of the UPS power supply and the line power supply which is required for redundancy. A similar problem exists with respect to standby emergency generators, which may be unable to operate in a building with large harmonics due to an inability of the small generators to generate sufficient current and/or an inability to synchronize with other power sources (utility power or UPS power).

Harmonics also cause problems for utilities. Harmonics travel through the power line to utility equipment, such as switches, transformers and the nearest generators, potentially damaging such utility equipment. The utility must limit harmonics on the line to serve their customers and protect their own equipment. In addition, harmonics require larger conductors and generation capacity to supply the power needed to do a given amount of useful work.

As an additional benefit, the AIM Filters also provide substantial power factor correction. "Power factor" is the ratio of the watts of electricity consumed to volt-amps on the circuit, expressed as a ratio. Thus, if a traditional electricity meter indicates 80 watts consumed, but the utility is supplying 1 amp of power at 100 volts, or 100 volt-amps, the power factor would be .8. Several United States utility companies have begun implementing surcharges for large customers with low power factors to recover the cost of supplying the larger volt-amps required by the customer. These surcharges are a material part of electric bills for large customers with low power factors. The AIM Filter increases the power factor, thus reducing the surcharge (in some cases the power factor is corrected to a level where the user actually qualifies for a reduced KWH rate charge); this may provide an additional cost justification for installation of such filters. However, it should be noted that in many if not most installations, the traditional alternative approach of adding power factor correction capacitors and equipment may be adequate, and the AIM Filter must compete with these approaches as a means of power factor correction.

The problems of harmonics are receiving growing attention worldwide. The Institute for Electrical and Electronics Engineers, a principal standard setting body for the industry, has promulgated its latest standard, IEEE 519-1992 Recommended Practice and Requirements for Harmonic Control in Electric Power Systems, replacing a 1981 version. The new standard sets a limit on harmonics to a maximum of 5% on total harmonic distortion of current ("TCD"), i.e., harmonic variations in current, and 5% total harmonic distortion of voltage ("TVD"). While IEEE 519-1992 is a professional standard for electrical engineers, and thus does not have the force of law, it is deemed to set the standard of care for the profession and thus result in potential liability if a professional authorizes a deviation therefrom and that deviation causes a loss. Compliance with this or other similar standards may become required by law on a state-by-state and country-by-country basis for new installations. In addition, the standard may be adopted by utilities. For example, SaskPower, a Canadian utility, requires compliance with this standard at the time of any change in the utility connection.

Methods to Solve the Harmonics Problem. Several methods other than active injection mode harmonic conditioners (such as the AIM Filters) are currently used to mitigate the problem of harmonics. These include: passive filters, zig-zag and phase shift transformers, and complex, higher order multiphase rectifiers (e.g., 12 pulse, 18 pulse, 24 pulse, etc.). There are serious limitations to the competing products and approaches.

Passive filters are the traditional approach. They must be designed for the specific harmonic problem, often at significant engineering cost, and are thus inflexible. In a dynamic environment, such as that caused by installation of new VSD, UPS and computer equipment, harmonic distortion changes, and passive filters will likely fail to mitigate harmonics and may even create resonance problems due to interference of the filters with each other or other equipment. This causes significant operational limitations. Thus, when used to address harmonics in a building or other electrical environment, passive filters are costly to design, time consuming to implement, and likely to require expensive changes over time. Passive filters may be designed to mitigate the harmonics caused by a particular device more easily, and this is the most common approach to preventing harmonic problems. However, this fails to address harmonics from other sources and there can be interference which defeats the filtering.

Zig-zag transformers and phase shift transformers are also used to reduce harmonics. The installation of phase shift transformers in existing installations may require extensive and expensive rewiring to balance loads, and both types of transformers add additional power dissipation to the system.

Improved AC-DC converters using higher-order multiphase rectification can be used to reduce the distortion generated by specific pieces of equipment. These prevent only the particular pieces of equipment from causing a problem-they do not protect the rectifier or the system itself from harmonics from other sources.

Management believes the AIM Filters are superior to these alternative methods because they can mitigate harmonics in existing installations without necessitating extensive engineering studies or changes in the equipment. The AIM Filters can adapt to changing harmonic conditions, and they are comparatively simple and inexpensive to use. The AIM Filters are connected in parallel with the existing AC power supply, meaning that failure of an AIM Filter will not interrupt the power supply.

The Company is currently marketing AIM Filters for three types of applications:
(1) three phase, three wire balanced loads; (2) three phase, four wire unbalanced loads; and (3) single phase loads.

AIM Filters for three phase, three wire loads are suitable for use with products such as VSDs, including both AC and DC motor speed controls, and are compatible with other balanced loads, such as UPSs, fluorescent lighting ballasts, mainframe computers and ultraviolet lighting. The AIM Filters in this category handle voltages of 208, 240, 400, 480, 600 volts and provide currents of up to 25, 50 or 100 amps. Over 200 of the three phase, three wire AIM Filters have been installed to date, including models in each of the five listed voltage configurations.

AIM Filters do not address all power quality problems, The filters will not stop large voltage surges caused, for instance, by lightning strikes; a separate surge protector (together with a UPS or backup generator to maintain power) is needed for this. The AIM Filters cannot correct voltage sags caused by the utility system (as opposed to those caused by the harmonics), for which a UPS would be necessary. The capabilities of the AIM Filters complement those of a UPS or a back-up generator, eliminate problems caused by that equipment and other equipment causing or sensitive to harmonics, and may be necessary in order to use such equipment effectively.

         2. Marketing

         The first models of the AIM Filters are designed for use in the commercial, industrial, and public utility sectors to install in water/sewage treatment and other large facilities using VSD controlled motors; and office building and institutions with significant use of VSDs, computers, UPSs, or energy saving illumination. The AIM Filters can be used either in existing installations with harmonic problems or in connection with installation of new devices which are likely to cause harmonic problems, or can be sold together with (or incorporated into) specific products which are likely to cause harmonics.

One of the first focuses of AIM marketing has been to sell AIM Filters to those organizations installing VSDs and UPSs in either existing facilities or new facilities. The initial models of the AIM Filters are suitable to control the harmonics caused by many types of VSDs and UPSs, and subsequent models will be suitable for all but the largest VSDs and UPSs.

Installation of VSDs in existing buildings reduces electric consumption by 30% to 50% of the electricity used by motors in elevators, fans, and HVAC. The Company estimates that the expense of adding a VSD can be recovered quickly, making the change highly cost-effective. The harmonics caused by VSD installation may be unacceptable without harmonic filtering, and approaches to harmonic filtering other than the AIM Filter have serious drawbacks. Thus, the Company will market AIM Filters as a simple and cost effective way of using VSDs, allowing recovery of the VSD cost savings. Even with the cost of the AIM Filters, the Company believes that the cost of the VSD and filter can generally be recovered in less than three years.

AIM has entered into representation agreements with independent companies which sell and service VSDs and UPSs. These agreements generally are (but not always) exclusive within a territory. The distributor buys and sells in his own name and for his own account. He acts as an independent trader in regards to both the Company and the customers without thereby being authorized to act in the name of or on behalf of the Company or otherwise to bind the Company. AIM may contract with one or more stocking distributors who may purchase the filters for resale. In each case, the local representative will have local servicing responsibilities for the products. In addition, AIM will retain the right to sell directly to "national accounts" in territories serviced by a distributor, but will pay the representative a reduced fee to supply local service. In areas in which there are no distributors, AIM will market the filters directly. AIM presently has eighteen

(18) sales representatives covering the United States, Canada, Japan, Australia and Europe. Plans are underway to add representatives.

AIM has also entered into a license and joint marketing venture with Shindengen Corporation, a Japanese power supply company, in early 1998 for the purpose of exploiting the Japanese and other Asian markets. The agreement calls for delivery of fifty (50) AIM Filters.

         3. Backlog

         AIM has backlog of unfilled orders at December 31, 1997 of approximately $100,000. Backlog in 1996 and 1995 is nominal due to the absence of sales activities in those years.

         4. Working Capital Items

         AIM maintain a very limited parts inventory on hand due to its limited resources. Parts are purchased from suppliers on a COD basis. This arrangement was a result of the bankruptcy filing of Helionetics, Inc., its previous parent company. Virtually no finished goods are maintained and products are built when orders are received from customers. AIM finances its customers orders by requiring a partial payment (generally 25%) from customers. These advances are deducted later on from shipments to the customers. AIM offers discounts for early payments of its receivables thereby improving its liquidity.

         5. Patents and Licenses

         AIM has two patents relating to the AIM Filters. While the Company believes that the technology included in the patents significantly reduces the cost of production and improves the performance of active harmonic filters as compared to competitors' products, the patents will not prevent the development of other active harmonic filters or other methods of dealing with or preventing harmonics, and it is possible that competing products or approaches may have a competitive advantage.

         6. Research and Development

         The Company is continuing refinement of the technology for smaller applications and plans to incur additional engineering to reduce the cost of the existing AIM Filters. The Company estimate the cost to complete this engineering is approximately $250,000.

         7. Employees

         AIM currently has 6 employees. It employs a consultant for its engineering and other technical requirements. AIM plans on hiring additional engineering staff in 1999.

         Discontinued Operations

         As a result of the Chapter 11 filing in February 1996, the Company discontinued and liquidated all of its operations, except for SPL.

         The principal products and services of the discontinued operations were as follows:

         (a) lighting fixtures, which involves designing, sourcing, manufacturing and marketing of recessed lighting, track lighting and decorative lighting and (b) electrical energy management, which involves auditing, retrofitting, maintaining and managing lighting in order to reduce energy consumption used for lighting of industrial and commercial buildings. The electrical management business operated through Prolite Lighting and Sign Maintenance Co.,

Inc. and its subsidiary. The remaining subsidiaries (Allite, Inc., Trio California, Inc., Trio Lighting, Inc., and NL Corporation) comprised the lighting fixture division.

Revenues for 1996 and 1995 of these discontinued operations were $5,509,800 and $19,337,000 respectively.



Item 2. Properties

At December 31. 1997, the Company leased the following properties:

         (a) Corporate offices and warehouse of SPL California operations - a single industrial building with approximately 15,400 square ft. and annual rent of $74,064. The lease expiration is December 1, 2002.

         (b) Manufacturing plant and offices of SPL in New York - a 14,000 sq. ft. single industrial building with annual rental of $63,000 for the first year ending May 1995; $70,000 for the second, third and fourth year; $73,060 for the fifth, sixth and seventh year and $76,300 for the eight, ninth and tenth year, which will expire May 2005.


Item 3. Legal Proceedings

Other than ordinary routine litigation incidental to the business, the Company and it's subsidiaries are involved in the following material legal proceedings:

         In October 1995, the Company filed a complaint in the U.S. District Court for the Northern District of Ohio against Helionetics, Inc. (Helionetics), its majority shareholder, for $2 million in compensatory damages and $2 million in punitive damages for the alleged repudiation and revocation of Helionetics guaranty of the Company's credit facility with its senior lender, along with other cause of actions. Helionetics disputed all of the Company's claims. Helionetics as a response, filed a counter-complaint against Star Bank in the US District Court, Northern District of Ohio (Case No. 1:95CV2289) which case was transferred to the US Bankruptcy Court, Central District of California in May 1996 (Case No. SA 96-1523JR). The complaint against Star Bank was dismissed as part of the bankruptcy proceedings and the Company's complaint against Helionetics were no longer being pursued by the Company.


Item 4. Submission of Matters to a Vote of the Security Holders

         Each security holder of record on February 26, 1996, received the Company's Third Amended Disclosure Statement For Third Amended Joint Chapter 11 Plan of Reorganization and a ballot to vote their approval or disapproval of such Plan.



                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         (a) In conjunction with the Company's plan of reorganization, the Company's equity will be recapitalized. The reorganized company will issue new Tri-Lite Common Stock to satisfy the requirements of Section 6.6 of the plan. The plan calls for issuance of 12.5% of the Company's new common stock of 4,000,000 shares, or 500,000 shares, to the existing shareholders. As of January 31, 1999, the Company has 6,039,333 shares outstanding of the old common stock. A description of these requirements is set forth in the attached Chapter 11 Disclosure Statement at Exhibit I. As of January 1999, there is no established public trading market for the Company's stock. The Company is actively pursuing viable alternatives to establish a market for the Company's common shares.

         (b) At January 31, 1999 there were approximately 3,450 holders of the Company's common stock.


         (c) The Company presently intends to retain future earnings, if any, to provide funds for use in the operation and expansion of its businesses. Accordingly, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future.

Item 6. Selected Financial Data

The following tables summarize certain selected financial data for the periods presented for the Company on a consolidated basis. The data for the years ended December 31, 1997, 1996 and 1995 should be read in conjunction with the more detailed audited consolidated financial statements for such years presented elsewhere herein.

Income Statement Data
---------------------
                                                           December 31
                            -------------------------------------------------------------------------
                                1997           1996            1995            1994           1993

Revenues                    $ 5,084,800    $ 8,047,000    $ 22,947,500    $ 19,865,000    $ 4,568,000

Income(Loss) from
  Continuing operations     $  (974,900)   $(4,212,700)   $(11,640,100)   $ (2,441,000)   $(1,129,000)
  Discontinued operations             -   $          -    $ (1,447,700)   $ (1,610,000)   $   871,000
   Extraordinary item           576,300              -               -               -              -

Income(Loss) Per Share      $     (0.10)   $     (0.70)   $      (2.17)   $      (1.06)   $      0.12

Cash Dividends Per Share            N/A            N/A             N/A             N/A            N/A


Balance Sheet Data
------------------

Total Assets                $ 1,363,200    $ 2,375,900    $  6,166,900    $ 19,507,000    $ 9,513,000

Long Term Obligations:

  Due to Parent             $         -    $ 1,866,500    $  1,980,000    $  6,175,000    $ 2,597,000

  Other Long Term Debt      $ 1,866,000    $         -    $  3,365,100    $    106,000    $    48,000

Liabilities Subject
    to Compromise           $ 5,721,600    $ 6,148,300               -               -              -

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company's overall financial condition during 1997 and 1996 has changed significantly as a result of the Company's filing for protection under Chapter 11 of the Bankruptcy Code in February 1996 resulting from the decision by Star Bank to roll up and terminate the Company's line of credit.

         Liquidity and Capital Resources

         For essentially all of 1996, the Company operated as a debtor in possession and was liquidating its Prolite subsidiary under the direction of a court appointed receiver. Proceeds from the Prolite liquidation were used to pay down the Star Bank loan. Additionally, almost all activities were directed to the reduction of the Star Bank loan balance which was completed in early December 1996. A receivable financing facility was obtained with a financial institution in December 1996 which essentially funded the remaining operations of the Company, namely SPL and the Allite operations for the year of 1997. The receivable financing, however, had very onerous provisions in terms of interest rate and other factoring cost. AIM Energy, Inc., contributed to Tri-Lite pursuant to the Chapter 11 reorganization plan, operated from its own limited resources. Its liquidity for the year of 1997 was provided, in part, from occasional loans from Ms. Susan Barnes. In addition, advances were required from most of its customer orders which enabled AIM to purchase required parts. These sources of liquidity, while helpful, naturally hampered the efficient operation of AIM.

         Working capital was a deficit in 1997, 1996, and 1995 of $1,231,800, $1,433,600 and $343,800, respectively. The deficit was a direct result of decreased receivables and inventories of $876,000, $3,411,000 and $7,923,000, respectively for 1997, 1996 and 1995 which was caused by the Chapter 11 proceedings. Payables and accrued expenses decreased by $638,000, $3,213,000 and $818,000 in 1995, 1996 and 1997. In 1997, pre-petition trade accounts payables, pre-petition did not change significantly due to the Chapter 11 proceedings which stayed all pre-petition liabilities. A significant accrued liability relates to the bankruptcy proceedings which is primarily administrative cost.

         The funding for the Company's plan of reorganization which was approved on January 16, 1997 was partly provided by Ms. Susan Barnes contribution of $426,737. This amount was used to fund the first payment to the unsecured creditors. The remaining balance due to unsecured creditors will be funded from the proceeds of the sale of Helionetics holding of shares of Laser Photonics, Inc. pursuant to the collateral pledge agreement between the Company and Helionetics. A senior secured promissory note of $800,000 was issued by the Company in favor of the Committee of the Unsecured Creditors of Helionetics in addition to a subordinated junior promissory note of $500,000 in favor of Ms. Susan Barnes. The final distribution to unsecured creditors was dependent upon final resolution of the Helionetics Chapter 11 proceedings.

         No substantial capital expenditures were made in 1996 and 1997; and there were no substantial capital expenditures anticipated in 1998.

         Subsequent Event

         In June 1998, SPL replaced its receivable financing facility with a financial institution and entered into a financing agreement with another institution on more favorable terms. The new financing agreement requires SPL to pay the prime rate of interest, as defined, plus 6% on advances equal to 80% of its eligible account receivables.

         In March 1998, AIM entered into a license agreement with Shindengen Electric Manufacturing Company, Ltd. (Shindengen) whereby it received $300,000 for granting to Shindengen the right and license to design, manufacture and sell the AIM products in Japan and Asia. The agreement calls for payment to AIM of a 4% royalty for sales of AIM products by Shindengen and an initial order of 50 AIM units.

         The Company expects to receive by the end of March 1999 or early in April a UL (Underwriter Laboratories) approval on its AIM products. The Company currently hold a CE Mark on its AIM products that enable it to sell in Europe.

         The Company's liquidity needs continued to be provided by its own internal operations, however, the Company needed additional working capital to fund its increasing backlog and the engineering cost required to reduce its AIM filters cost.

         Results of Operations -

         1997 vs 1996
         ------------

         Revenues for the year ended December 31, 1997 were $5,085,800, a decline of 37% from the 1996 revenues of $8,047,000. The decrease in 1997 revenues was primarily a reflection of the Chapter 11 proceedings.

         The loss from continuing operations for 1997 and 1996 amounted to $974,900 and $4,212,700, respectively. During 1997 the operations of the Company were comprised mostly of SPL and three quarters of the year for AIM. The 1997 combined gross margin of approximately 33% was unfavorably affected by the margin contribution of the discontinued lighting fixtures division. Excluding the effect of such discontinued division, gross margin was approximately 44% compared to 32% in 1996.

         Selling, general and administrative expenses, as a percent of sales were 47% and 48% for 1997 and 1996, respectively. The unusually high percentage of expenses in 1996 was the result of the Chapter 11 bankruptcy filing. 1996 expenses included Chapter 11 administrative cost of approximately $1 million, accrual for employment contracts allowed as unsecured claims ($983,000), and write off of receivable from NL de Mexico ($529,000).

         Interest expense of $302,000 in 1996 was the result of the Star Bank loan which was fully paid off in December 1996.

         Included in 1997 income was the gain on Chapter 11 proceedings of $576,300 as a result of the gain recognized on the initial payment to the unsecured creditors.

         The profitability in 1997, while improved, continued to be impacted by the Chapter 11 proceedings specifically in the areas of Chapter 11 administrative cost and the higher cost charged by the receivable financing facility. The Company anticipate an improved profitability in 1998. The improvement will be attributed to: lower interest (factoring) cost as a result of a new receivable financing facility obtained in June 1998; consolidation of AIM's full year of operations in 1998 which will reflect the favorable effect in results of operations of the Shindengen agreement; the effect of cost savings implemented at SPL and reduced Chapter 11 administrative cost.

         1996 vs 1995
         ------------

         Revenues for 1996 and 1995 were $8,047,000 and $22,947,500, respectively or a decrease of $14,900,500 or 65%. The decline in 1996 like in 1997 was the direct result of the

Chapter 11 proceedings which essentially reorganized the Company's operations by the discontinuance of the electrical lighting fixtures business segment except for SPL's operations.
[B
         The loss of $4,212,700 in 1996 compared with a loss of $11,640,100 for 1995. In 1995 the loss on discontinued operations of $1,447,700 relate to Prolite, the energy management segment of the Company. The loss in 1995 included the effect of the Chapter 11 filing in 1996. It included various asset valuation provisions: inventories and receivables reserves of $1.8 million; $600,000 fixed assets valuation allowance; $3.4 million write off of goodwill; and $200,000 miscellaneous general accruals. The decline in profitability in 1995 commenced in the second quarter of 1995 and continued on until the fourth quarter. Up until the second quarter of 1995, the Company experienced liquidity problems. In July 1995, a new line of credit was obtained from Star Bank primarily as a result of Mr. Lawrence Terkel's efforts. Mr. Terkel was President and operating officer of the Company at the time. Mr. Terkel had been serving as President and Chief Executive Officer of NL Corporation, the Company's wholly-owned subsidiary in Cleveland, Ohio. A significant condition of the new loan was a required change to the Company's Board of Directors and management team. Additionally, the bank and Mr. Terkel required Helionetics to guaranty the line of credit. Business conditions within the Company, already difficult, deteriorated dramatically coincident with the installation of the new board of directors and new management team led by Mr. Lawrence Terkel. The loan covenants which the Company had agreed to in July 1995 at the time of the new management takeover, were in default by October 1995 and culminated with the first notice by Star Bank in January 1996 to the Helionetics board of directors of such default. The Star Bank notice gave the Helionetics board fourteen (14) days to correct the default in the approximate $5 million loan. Shortly thereafter, Mr. Terkel and the entire board of directors of the Company, at the Helionetics' board request, tendered their resignations. The Company was then in default of its Star Bank loan and was incurring significant losses from operations. In February 1996, Chapter 11 proceedings were instituted to protect the Company's assets from Star Bank's foreclosure proceedings. Operations in 1996 were severely curtailed as a result of the Chapter 11 filing and reflect the winding down of the lighting products business other than that of SPL. The manufacturing operations in Mexico were essentially shut down and Prolite was liquidated in 1996 by a court appointed receiver.

         Interest expense in 1996 and 1995 was approximately $302,000 and $600,500, respectively. The decrease was the result of pay-downs in the Star Bank loan as a result of the bankruptcy.

         Impact of Recently Issued Accounting Standards

         The FASB has issued Statement of Financial Accounting Standards 130 "Reporting Comprehensive Income" and Statement of Financial Accounting Standards 131 "Disclosures About Segments of an Enterprise and Related Information". Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined as all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current account standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. Statement 131 supersedes Statement of Financial Accounting Standards 14 "Financial Reporting For Segments of a Business Enterprise". Statement 131 establishes standards on how public companies report financial information about operating segments in interim financial statements that are issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. Statement 131 defines operating segments as components of a company about which separate financial in formation is available that is evaluated regularly by the chief operating decision makers in evaluating how to allocate resources and in assessing performance.

         Statements 130 and 131 are effective for financial statement periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

         Also, in June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for fiscal years beginning after June 15, 1999. Earlier application is encouraged; however, the Company does not anticipate adopting SFAS No. 133 until the fiscal year beginning January 1, 2000. SFAS No. 133 requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not believe the adoption of SFAS No. 133 will have a material impact on assets, liabilities or equity. The Company has not yet determined the impact of SFAS No. 133 on the income statement or the impact on comprehensive income.

         SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement benefits" and SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage banking Enterprise" were issued in 1998 and are not expected to impact the Company regarding future financial statement disclosures, results of operations and financial position.

         Year 2000 Problem

         The Company has reviewed its operations as it relates to the Year 2000 issues. The effect on the Company's operations of the Year 2000 issues are minimal. SPL products do not utilize parts or processes that the Year 2000 issues need to address. AIM's products are analog based and therefore have no Year 2000 issues. An estimated capital expenditures of approximately $25,000-$30,000 however, will be required to update the Company's computer hardware, network and management systems to make it Year 2000 compliant. Implementation of these changes is anticipated to occur in the second quarter of 1999.

         For vendors and suppliers, the Company believes, while assurance cannot be made, that its sources of materials and parts will not be affected by the Year 2000 problems. Important suppliers of the Company's manufacturing needs and customers are either major or fairly large corporations which we believe would be in compliance of the Year 2000.

Item 7 (a). Quantitative and Qualitative Disclosures About Market Risk.

         The Company does not have any market risk sensitive instruments at December 31, 1997.

Item 8. Financial Statements and Supplementary Data

         The financial statements prepared in accordance with Regulation S-X are set forth beginning on page F-1 hereof.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Reference is made to the information set forth in the Current Report (Form 8-K) dated December 28, 1995 and the Current Report (Form 8-K) dated May 3, 1996. Such Reports are incorporated by reference.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         The names and ages of the directors and executive officers of the Company as of January 31, 1999 are as follows:

          Name              Age @ 12/98         Position
          ----              -----------         --------


    E. Maxwell Malone          61         Director, President and
                                          Chief Executive Officer

    Jack Katz                  39         Director, President & CEO,
                                          Self-Powered Lighting, Inc.

    Ernest Dageford            64         Director, President & CEO,
                                          Aim Energy, Inc.

    Adrian Cayetano            54         Director and Principal Accounting
                                            Officer

    Fred de Boom               62         Director


         The directors shall serve until the next annual meeting of shareholders or until their successors are elected. Background information on the Company's current Directors and Officers is as follows:

         E. Maxwell Malone - is currently President and Chief Executive Officer of the Company since October 1997. He is currently the President and Director of Helionetics, Inc. since 1990. Helionetics, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code in April 1997; and its Liquidating Plan approved in December 1998. Mr. Malone was a founder and, from its inception in August 1987, through June 1989, Chairman of the Board, President and Chief Executive Officer of Bristol Research, a manufacturer of primary processing boards for personal computers. Mr. Malone served as President of Pick Systems Corporation and Pencor International Corp., two computer software firms. Mr. Malone was a co-founder of Microdata Corporation, a manufacturer of computer systems acquired by McDonnell Douglas Corporation in 1978. Prior to that, Mr. Malone was also a senior programmer for Lockheed Missiles & Space corporation and Control Data Corporation as well as an instructor of Applied Statistics at Southern Illinois University.

         Jack Katz has served as President of Self-Powered Lighting since 1996. He served as a director of the Company since April 1997. Mr. Katz has been in the lighting business for over ten years and had served as Regional Vice President of Catalina Lighting, Inc., a NYSE company, from November 1995 till September 1996. He was President of Allite, Inc., a subsidiary of the Company, from January 1993 to November 1995.

         Ernest Dageford - Mr. Dageford served as President and Chief Executive Officer of Aim Energy, Inc. since 1992. He has been a Vice President of Energy Resource Group of JWP in New York from 1986 to 1992. From 1976 to 1986, Mr. Dageford was an owner and President of Climatron, Inc., a developer and manufacturer of computerized controls to monitor and control industrial commercial buildings. Climatron subsequently was sold to JWP of New York. Prior to 1976, Mr. Dageford served in various project engineering capacity with several electronics companies in the areas of power quality. Mr. Dageford' educational background is in Physics and Electronics and did graduate work in Plasma Physics.

         Adrian Cayetano - Mr. Cayetano was a consultant of the Company since November 1997 and served as Director and Principal Accounting Officer beginning in December 1998. He served as Controller of Helionetics, Inc. from May 1990 to August 1996. Helionetics, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code in April 1997 and obtained approval of its Liquidating Plan in December 1998. Mr. Cayetano is a Certified Public Accountant in California and a member of the California Society of Certified Public Accountants. He worked as an auditor with Pricewaterhouse International in Manila, Philippines for five years until 1972. Mr. Cayetano holds a degree in Business Administration with a major in Accounting and had one year graduate studies work in business.

         Fred de Boom - Mr. De Boom was elected as a director in January 1999. He is currently a principal of Sonfad Associates, an investment banking services company specializing in corporate finance services for middle market companies. Mr. De Boom had over 30 years experience with 3 leading commercial banks as a commercial lending specialist. He has a degree in business from Michigan State University and holds an MBA from the University of Southern California.



Item 11. Executive Compensation

                           SUMMARY COMPENSATION TABLE

                                                                                               Long Term Compensation
                                          Annual Compensation                            Awards                   Payouts
(a)             (b)              (c)               (d)          (e)               (f)              (g)        (h)           (i)
                                                              Other
Name                                                          Annual           Restricted       Securities              All Other
and                                                          Compen-              Stock         Underlying    LTIP       Compen-
Principal                                                     sation             Awards          Options/   Payouts       sation
Position       Year           Salary($)         Bonus($)        ($)                ($)            SARs(#)     ($)           ($)
-----------------------------------------------------------------------------------------------------------------------------------
E. Maxwell
  Malone
  CEO          1997           24,000(6)

A. Alvin
  Katz
  CEO          1996          120,000                           6,000(5)
               1995          120,000(1)                        6,000(5)                                                   75,000(2)

Lawrence A.
  Terkel
  CEO          1995           94,408(3)

Jack Katz
  President,
  Self Powered
  Lighting
               1997           96,000                           6,000(5)
               1996           88,000                           6,000(5)

Ernest
  Dageford
  President,
  Aim Energy,
  Inc.
               1997         125,000(6)

(1)  Served as CEO from 1/1/95 to 7/15/95 and from 2/15/96 to July 1997.

(2)  Represents payment on one year non-compete agreement.

(3)  Served as CEO from 7/15/95 to 2/15/96.

(4) The Company also reimburses all reasonable, ordinary and necessary business expenses.

(5)  Represent car allowance paid.

(6)  Represent current earnings and do not represent actual payments in 1997.



Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding beneficial ownership as of January 31, 1999, of the Company's common stock, by any person who is known to the Company to be the beneficial owner of more than five percent of the Company's voting securities and by each director and by officers and directors of the Company as a group.

Name and address of                      Amount and nature             Percent
beneficial owner                      of beneficial ownership          of class
--------------------------------------------------------------------------------

Susan E. Barnes
6026 W. 6th Street
Los Angeles, California 90024             2,802,000 shares            67.0%

Jack Katz *
2701 Junipero Street
Signal Hill, California 90806               300,000 shares             7.2%

E. Maxwell Malone                           100,000 shares             2.4%
Ernest Dageford                             200,000 shares             4.8%
Adrian Cayetano                              75,000 shares             1.8%
All current directors and officers
  as a group(4)                             675,000 shares            16.1%


*    This address also applies to all persons listed.


Item 13. Certain Relationships and Related Transactions

(a) Transactions with management and others:


         As of December 31, 1997, the Company owed Helionetics, Inc., it's former principal shareholder, $1,866,500 on a note payable including interest at 10%. Helionetics cancelled and released its claim against the note as part of the Company's plan of reorganization.

         During 1995, the Company leased certain real property located in Cleveland, Ohio, from Lawrence A. Terkel, the Company's President and Chief Executive Officer from July 15, 1995 to February 15, 1996. The properties were owned by Mr. Terkel, his brother and father. The lease was rejected in bankruptcy and the amount of $149,453 was included in the allowed claims of unsecured creditors.

         As of December 31, 1995, 1996 and 1997, the Company owed Richard B. Barnett, Senior VP - Marketing from July 15, 1995 to February 28, 1996, $195,000 on a note payable. This note and accrued interest has been settled in conjunction with the Company's plan of reorganization for $180,000. See the Company's Chapter 11 Disclosure Statement at Exhibit I.

         During 1995, the Company sublet certain office and warehouse space located in Irvine, California, from Helionetics, Inc., its principal shareholder. The Company vacated the Irvine property in August, 1995, when it relocated to an office/warehouse facility in Santa Ana, California, which it leased from an unrelated party. During 1995, total accrual relating to the lease of the Irvine property amounted to $120,000. The Company made no payments on the lease.

         Ms. Susan Barnes, as co-proponent of the Company's plan of reorganization, will receive 82.5% of the newly issued common stock of the Company. In addition, pursuant to the settlement agreement between the Committee of the Unsecured Creditors of Helionetics and Ms. Barnes, the Company will issue a junior subordinated secured promissory note of $500,000 with interest of 10.5% in favor of Ms. Barnes. Regardless of any payment terms set forth in the junior note, in no event shall the junior note to Ms. Barnes oblige the Company to pay until such time as all principal, interest and others sums payable to the Senior Note of $800,000 have been fully satisfied.

         Ms. Barnes had loaned the Company in 1996 and 1997 a total of approximately $218,400 and at December 31, 1997 had an outstanding loan to the Company of $142,668.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Financial Statement Schedules.

         (1) The following financial statements of Tri-Lite, Inc. and Subsidiaries are included in Item 8:

               Consolidated Balance Sheets--December 31, 1997 and 1996

               Consolidated Statements of Operations--For the Years Ended December 31, 1997, 1996 and 1995

               Consolidated Statement of Stockholder's Equity(Deficit)--For the period from January 1, 1995 through December 31, 1997

               Consolidated Statements of Cash Flows--For the Years Ended December 31, 1997, 1996 and 1995

               Notes to Consolidated Financial Statements

         (2) Financial Statement Schedule

               Schedule II - Valuation and qualifying accounts

         (3) See Exhibit Index

(b) Reports on Form 8-K--The Company filed Reports on Form 8-K dated December 28, 1995, February 14, 1996 and February 18, 1997 and are hereby incorporated by reference.

(c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRI-LITE, INC.

By: \s\ E. Maxwell Malone                                 Date: March 9, 1999
    ---------------------
      E. Maxwell Malone
      President and Chief Executive Officer

By: \s\ Adrian Cayetano                                   Date: March 9, 1999
    ---------------------
      Adrian Cayetano
      Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: \s\ E. Maxwell Malone                                Date: March 9, 1999
    ---------------------
     E. Maxwell Malone, President, Chief Executive
      Officer, Principal Executive Officer

By: \s\ Adrian O. Cayetano                               Date: March 9, 1999
    ----------------------
     Adrian O. Cayetano, Director, Principal
     Accounting Officer

By: \s\ Jack Katz                                        Date: March 9, 1999
    ---------------------
     Jack Katz, Director

By: \s\ Ernest Dageford                                  Date: March 9, 1999
    ---------------------
     Ernest Dageford, Director

By: \s\ Fred de Boom                                     Date: March 9, 1999
    ---------------------
     Fred de Boom, Director

                        TRI-LITE, INC. AND SUBSIDIARIES

                       Consolidated Financial Statements
                              For the Years Ended
                        December 31, 1997, 1996 and 1995

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Independent Auditor's Report ............................................... F-2

Consolidated Balance Sheets - December 31, 1997 and 1996 ................... F-3

Consolidated Statements of Operations - For the Years Ended
      December 31, 1997, 1996 and 1995 ..................................... F-4

Consolidated Statement of Stockholders' Equity (Deficit) -
      For the Period from January 1, 1995 through
       December 31, 1997 ................................................... F-5

Consolidated Statements of Cash Flows - For the Years Ended
      December 31, 1997, 1996 and 1995 ..................................... F-6

Notes to Consolidated Financial Statements ................................. F-8

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Tri-Lite, Inc. and Subsidiaries
Signal Hill, California

We have audited the consolidated balance sheets of Tri-Lite, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of Tri-Lite, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audit referred to above includes audits of the financial statement schedule listed under Item 14(a)(2) of Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be stated therein.

/s/ HEIN + ASSOCIATES LLP

Certified Public Accountants

Orange, California
February 15, 1999

                         TRI-LITE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                          DECEMBER 31,
                                                                                                   ----------------------------
                                                                                                        1997           1996
                                                                                                   ------------    ------------
                                                                      ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                                    $     83,970    $    140,126
      Accounts receivable - trade, less allowance
           for doubtful accounts of $47,059 and
           $327,244 in 1997 and 1996, respectively                                                      529,428       1,073,734
      Inventories, net                                                                                  317,771         649,844
      Prepaid expenses and other                                                                         34,412          55,088
      Note receivable - Officer                                                                          20,000          20,000
                                                                                                   ------------    ------------
                     Total current assets                                                               985,581       1,938,792
                                                                                                   ------------    ------------

PROPERTY AND EQUIPMENT:

      Machinery and equipment                                                                         1,178,885       1,542,703
      Leasehold improvements                                                                            344,724         344,724
                                                                                                   ------------    ------------
                                                                                                      1,523,609       1,887,427
      Less accumulated depreciation and amortization
                                                                                                     (1,277,565)     (1,604,598)
                                                                                                   ------------    ------------
                     Net property and equipment                                                         246,044         282,829

OTHER ASSETS                                                                                            131,604         154,265
                                                                                                   ------------    ------------

TOTAL ASSETS                                                                                       $  1,363,229    $  2,375,886
                                                                                                   ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
      Accounts payable                                                                             $  1,769,502    $  2,407,523
      Notes payable and long-term debt - current portion                                                305,242         729,607
      Note payable - related party                                                                      142,668         235,348
                                                                                                   ------------    ------------
                     Total current liabilities                                                        2,217,412       3,372,478

LONG-TERM LIABILITIES:
      Liabilities Subject to Compromise                                                               5,721,602       6,148,340
      Notes payable and long-term debt - less current portion                                           565,962             -
      Note payable to Helionetics, Inc.                                                                     -         1,866,540
      Note payable to Helionetics Inc., Official Committee of
           Unsecured Creditors                                                                          800,000             -
      Note payable, related party                                                                       500,000             -
                                                                                                   ------------    ------------

                    Total liabilities                                                                 9,804,976      11,387,358
                                                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 10)                                                                     -               -

STOCKHOLDERS' EQUITY (DEFICIT):

      Common stock, no par value; 10,000,000 shares authorized,
           4,000,000 and 6,039,333 shares issued and
           outstanding at December 31, 1997 and 1996, respectively
                                                                                                     11,813,346      11,813,346
      Contributed capital                                                                               968,335             -
      Accumulated deficit                                                                           (21,223,428)    (20,824,818)
                                                                                                   ------------    ------------

                     Total stockholders' equity (deficit)                                            (8,441,747)     (9,011,472)
                                                                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                               $  1,363,229    $  2,375,886
                                                                                                   ============    ============

           See accompanying notes to consolidated financial statements

                        TRI-LITE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                  --------------------------------------------
                                                      1997            1996           1995
                                                  ------------    ------------    ------------
REVENUES                                          $  5,084,837    $  8,047,095    $ 22,947,527
COST OF REVENUES                                     3,429,895       5,444,776      16,740,119
                                                  ------------    ------------    ------------
      Gross profit                                   1,654,942       2,602,319       6,207,408

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                                     2,412,791       3,835,635      12,741,021
                                                  ------------    ------------    ------------

LOSS FROM OPERATIONS                                  (757,849)     (1,233,316)     (6,533,613)

OTHER (INCOME) EXPENSES:
      Interest expense                                  37,199         302,002         600,564
      Other                                            (14,237)        307,345         (23,386)
                                                  ------------    ------------    ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
      REORGANIZATION ITEMS, PROVISION FOR
      INCOME TAXES, DISCONTINUED OPERATIONS AND
      EXTRAORDINARY ITEM
                                                      (780,811)     (1,842,663)     (7,110,791)

      Reorganization items (Note 4)                    194,063       2,370,025       4,529,365
                                                  ------------    ------------    ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
      PROVISION FOR INCOME TAXES, DISCONTINUED
      OPERATIONS AND EXTRAORDINARY ITEM
                                                      (974,874)     (4,212,688)    (11,640,156)

PROVISION FOR INCOME TAXES                                 -               -               -
                                                  ------------    ------------    ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
      DISCONTINUED OPERATIONS AND
      EXTRAORDINARY ITEM
                                                      (974,874)     (4,212,688)    (11,640,156)

DISCONTINUED OPERATIONS:
      Loss from discontinued business segment
          net of income taxes of $ -0-, $ -0- and
          $ -0- for 1997, 1996 and 1995,
          respectively                                     -               -        (1,447,704)
                                                  ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEM                        (974,874)     (4,212,688)    (13,087,860)
      Extraordinary item - gain from debt
           reduction associated with Chapter
           11 proceedings, net of income
           taxes of $ -0-                              576,264             -               -
                                                  ------------    ------------    ------------

NET INCOME (LOSS)                                 $   (398,610)   $ (4,212,688)   $(13,087,860)
                                                  ============    ============    ============

BASIC AND DILUTED EARNINGS PER SHARE:
      (Loss) from continuing operations           $       (.24)   $       (.70)   $      (1.93)
      Discontinued operations                              -               -             (0.24)
      Extraordinary item                                   .14             -               -
                                                  ------------    ------------    ------------
           Net income (loss)                      $       (.10)   $       (.70)   $      (2.17)
                                                  ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                  4,000,000       6,039,333       6,016,182
                                                  ============    ============    ============

          See accompanying notes to consolidated financial statements.

                        TRI-LITE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM JANUARY 1, 1995 THROUGH DECEMBER 31, 1997

                                                                                                                          TOTAL
                                                                COMMON STOCK                                           STOCKHOLDERS'
                                                       ----------------------------     CONTRIBUTED     ACCUMULATED       EQUITY
                                                          SHARES          AMOUNT          CAPITAL         DEFICIT       (DEFICIT)
                                                       ------------    ------------    ------------    ------------    ------------

BALANCES, December 31, 1994, as previously
      reported                                            4,349,333    $  8,514,723    $     65,291    $ (3,524,270)   $  5,055,744
      Prior period adjustment (Note 5)                          -        (1,286,328)        (65,291)            -        (1,351,619)
                                                       ------------    ------------    ------------    ------------    ------------

BALANCES, January 1, 1995, as adjusted                    4,349,333       7,228,395             -        (3,524,270)      3,704,125
      Common stock issued for services                       80,000          60,000             -               -            60,000
      Debt converted to common stock                      1,458,317       4,374,951             -               -         4,374,951
      Common stock issued for
            inventory purchase                              151,683         150,000             -               -           150,000
      Net loss                                                  -               -               -       (13,087,860)    (13,087,860)
                                                       ------------    ------------    ------------    ------------    ------------

BALANCES, December 31, 1995                               6,039,333      11,813,346             -       (16,612,130)     (4,798,784)

      Net loss                                                  -               -               -        (4,212,688)     (4,212,688)
                                                       ------------    ------------    ------------    ------------    ------------

BALANCES, December 31, 1996                               6,039,333      11,813,346             -       (20,824,818)     (9,011,472)

      Elimination of old stockholders
         interests                                       (6,039,333)            -               -               -               -
      Issuance of new shares                              4,000,000             -               -               -               -
      Capital Contribution                                      -               -           426,739             -           426,739
      Net debt forgiveness between related
         parties                                                -               -           541,596             -           541,596
      Net (loss)                                                -               -               -          (398,610)       (398,610)
                                                       ------------    ------------    ------------    ------------    ------------

BALANCES, December 31, 1997                               4,000,000    $ 11,813,346    $    968,335    $(21,223,428)   $ (8,441,747)
                                                       ============    ============    ============    ============    ============

           See accompanying notes to consolidated financial statements

                        TRI-LITE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                             ------------------------------------------------------
                                                                                 1997                 1996                 1995
                                                                             ------------         ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss from continuing operations                                    $   (974,874)        $ (4,212,688)        $(11,640,156)
      Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
           Depreciation and amortization                                           56,689              237,447              330,261
           Loss due to impairment of long lived assets
                                                                                   37,400              319,264              209,145
           Services and inventory paid through the
                issuance of common stock                                              -                    -                210,000
           Bad debt expense                                                        26,329               40,301                3,337
           Inventory reserve                                                     (315,940)          (1,072,237)           1,425,501
           Write-off of goodwill                                                      -                    -              3,529,284
           Gain on Reorganization                                               1,117,860                  -                    -
           Changes in operating assets and liabilities,
                net of effects of business acquisitions:
                Accounts receivable                                               824,491            1,467,344              955,841
                Inventories                                                       648,013            3,277,704            3,232,391
                Prepaid expenses and other                                         43,357              (71,079)             346,016
                Accounts payable and accrued expenses                          (1,162,532)           2,650,893            1,102,166
                Liabilities subject to compromise                                (426,739)                 -                    -
                                                                             ------------         ------------         ------------
      Net cash provided by (used in) operating
           activities from continuing operations                                 (125,946)           2,636,949             (296,214)
                                                                             ------------         ------------         ------------

      Net (loss) from discontinued operations                                         -                    -             (1,447,704)
           Loss on disposal of assets                                                 -                    -                159,186
           Bad debt expense                                                           -                    -                682,918
           Changes in operating assets                                                -                    -                445,294
                                                                             ------------         ------------         ------------
           Net cash (used in) operating
                activities from discontinued operations                               -                    -               (160,306)
                                                                             ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash loaned to related party                                                    -                    -                (20,000)
      Purchases of property and equipment                                         (19,904)                 -                    -
                                                                             ------------         ------------         ------------
                Net cash (used in) investing activities                           (19,904)                 -                (20,000)
                                                                             ------------         ------------         ------------

                                   (continued)

                        TRI-LITE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (continued)

                                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                           --------------------------------------------------------
                                                                               1997                  1996                   1995
                                                                           ------------          ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings on line of credit                                         $        -            $        -            $ 13,353,265
      Payments on line of credit                                               (424,365)           (3,074,554)          (13,283,624)
      Proceeds from the issuance of notes payable                                   -                 729,607                   -
      Principal payments on notes payable                                           -                (230,660)              (88,624)
      Payments on note payable to related party                                     -                  37,051               (28,703)
      Net borrowings from related party                                          87,320                   -                     -
      Net proceeds from capital contribution                                    426,739                   -                     -
                                                                           ------------          ------------          ------------
      Net cash provided by (used in) financing
          activities
                                                                                 89,694            (2,538,556)              (47,686)
                                                                           ------------          ------------          ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                         (56,156)               98,393              (524,206)

CASH AND CASH EQUIVALENTS, at beginning of year                                 140,126                41,733               565,939
                                                                           ------------          ------------          ------------

CASH AND CASH EQUIVALENTS, at end of year                                  $     83,970          $    140,126          $     41,733
                                                                           ============          ============          ============

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash payments for:
                Interest                                                   $     15,256          $    302,002          $    540,539
                                                                           ============          ============          ============
                Taxes                                                      $        -            $        -            $        -
                                                                           ============          ============          ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Conversion of note payable to Helionetics:                           $ (1,800,000)         $        -            $  4,374,950
                                                                           ============          ============          ============
      Issuance of notes payable to:
           Helionetics, Inc. Official Committee
                of unsecured creditors                                     $    800,000          $        -            $        -
           Ms. Susan Barnes                                                     500,000                   -                     -
                                                                           ------------          ------------          ------------
                                                                           $  1,300,000          $        -            $        -
                                                                           ============          ============          ============
      Conversion of SPL accounts payable to
           note payable                                                    $    565,962          $        -            $        -
                                                                           ============          ============          ============

                         TRI-LITE, INC AND SUBSIDIARIES.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.          ORGANIZATION AND BUSINESS:

            General - Tri-Lite, Inc. and its subsidiaries (the "Company") manufacture and distribute emergency electrical lighting fixtures for commercial and residential use and energy conservation and safety equipment for retail and commercial facilities. As of December 31, 1997, Tri-Lite, Inc. (Tri-Lite) has two wholly owned subsidiaries, Self Powered Lighting, Inc. (SPL), and Prolite Lighting and Sign Maintenance Co., Inc. (Prolite), and an 87.5% owned subsidiary, AIM Energy, Inc.

            On February 15, 1996, the Company's primary lender, Star Bank demanded payment in full of the Company's credit facility by February 20, 1996 as a result of certain loan provision defaults which had not been cured. On February 23, 1996, the Court of Common Pleas, Cuyahoga County, Ohio granted Star Bank an emergency order appointing a receiver to collect and remit to Star Bank all collections on accounts receivable of the Company. In response, on February 26, 1996, Tri-Lite filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court, Central District of California. At the time of the Bankruptcy Filing, Helionetics, Inc. owned approximately 49 percent of Tri-Lite. Additionally, as of that date, Susan Barnes was the Beneficial owner or controlled 37.6 percent of Helionetics, Inc. Due to the above described actions of Star Bank, SPL filed its own voluntary petition under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court, Central District of California on March 22, 1996.

            Under Chapter 11, certain claims against a Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues business operations as a Debtor-in-possession. These claims are reflected in the December 31, 1997 and 1996, Balance Sheet as "Liabilities Subject to Compromise." Claims against the Company's assets which are secured against the Companies assets ("secured claims") are also stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Company's property and equipment.

            On January 16, 1997, the Bankruptcy Court approved the Tri-Lite Plan of Reorganization with Helionetics, Inc. and Susan Barnes as co-proponents of the plan. In April 1997, Helionetics, Inc filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court, Central District of California. As a result, the funding of the Company's reorganization plan was combined with that of Helionetics, Inc. The Helionetics Bankruptcy Plan, which included the provisions and methodology to fund the Tri-Lite plan, were approved by the US Bankruptcy Court on December 23, 1998. Provisions of the Combined Plan include the following:

            o Under the plan, the Company will issue 4,000,000 "new shares", replacing all pre-petition common shares, with 82.5% of its "new" Tri-Lite common stock going to Ms. Susan Barnes in exchange for her agreement to forgo any claims on her approximately $4.3 million secured claim against Helionetics, Inc.

            o The shareholders of record immediately prior to the bankruptcy filing of the Company will receive 12.5% of the "new" Tri-Lite common stock.

            o The Helionetics, Inc. Official Committee of Unsecured Creditors ("Helionetics Committee") will receive 5% of the "new" Tri-Lite common stock.

                         TRI-LITE, INC AND SUBSIDIARIES.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            o Helionetics, or Ms. Susan Barnes at her sole option, will pay the unsecured creditors of Tri-lite, Inc, up to 47% of their allowed claims in cash. The actual disbursement is subject to the finalized Helionetics Bankruptcy Plan.

            o Helionetics, Inc. will forgive its $1,800,000 note receivable and related accrued interest due from the Company.

            o Tri-Lite will issue two interest bearing notes payable to Helionetics, Inc. Official Committee of Unsecured Creditors ($800,000) and to Susan Barnes ($500,000). The effect of these note issuances, net of the debt forgiven as described immediately above, has been reflected as a credit to contributed capital in the accompanying Statement of Stockholders' Equity (Deficit), since such transaction occurred between related parties.

            o Helionetics, Inc. will contribute to the Company its ownership in AIM Energy, Inc. This transaction has been recorded as a reorganization of entities under common control. The Company received no asset s or liabilities in its acquisition of AIM. Additionally, AIM had insignificant operations prior to its acquisition.

            In March 1997, the court approved the SPL of Reorganization. Under the provisions of the Plan, all creditors will receive 100% of their allowed claims, with interest, within 60 months of the effective date and Tri-Lite will retain its interest in SPL.


2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

            Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned and partially-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

            Accounts Receivable and Concentration of Credit Risk - Credit Risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off the balance sheet) that arise from financial instruments, exist for groups of customers or groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions described below.

            The Company sells predominately to retail companies and to commercial and industrial companies. Approximately 60% of the Company's SPL subsidiary's revenues are derived from the Airline industry in the United States. The Company performs periodic credit evaluations of its customers and does not require collateral. The Company maintains allowances for potential credit losses and such losses have been within management's expectations.

                         TRI-LITE, INC AND SUBSIDIARIES.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Inventories - Inventories are valued at the lower of cost (first-in, first-out) or market. At December 31, 1997 and 1996, inventories consist of the following:

                                                                1997                1996
                                                            -----------         -----------
                Raw materials and component parts           $   354,879         $   374,623
                Work-in-process                                  18,867             647,136
                                                            -----------         -----------
                                                                373,746           1,021,759
                Allowance for obsolescence                      (55,975)           (371,915)
                                                            -----------         -----------
                                                            $   317,771         $   649,844
                                                            ===========         ===========


            Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization is computed over the estimated useful lives of the assets or the remaining terms of the leases using the straight-line method.

            Useful lives for property and equipment are as follows:

                Machinery and equipment   3 to 12 years
                Leasehold improvements    5 years or life of lease, whichever
                                             is less

            Goodwill - Goodwill represents the excess of purchase price over fair value of net assets acquired. Because of the magnitude of the Company's losses and its petition for relief under Chapter 11 (See
            Note 1), goodwill of $3,529,284 was written-off as of December 31, 1995 and was included in selling, general and administrative expenses in the accompanying Statement of Operations.

            Income Taxes - The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

            Revenue Recognition - Revenue for product sales is recognized upon shipment. The Company records a provision for the effect of anticipated returned products at the time units are shipped.

            Revenues for management services are recognized when the services are provided.

            Revenues on contracts performed by the Company's discontinued segment were recorded using the percentage of completion method of accounting. At the time a loss on the contract became known, the entire amount of the estimated loss on the contract was recognized.

            Product Development Expenditures - Product development expenditures are charged to operations as incurred.

                         TRI-LITE, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Warranties - The Company recognizes the full estimated cost of warranty expense at the time of shipment.

            Earnings Per Share - The Company follows Statement of Financial Accounting Standards No. 128 when calculating earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common stock equivalents for the years ended December 31, 1997, 1996 and 1995 were anti-dilutive and excluded in the earnings per share computation.

            Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

            Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

            The Company's financial statements are based upon a number of significant estimates, including the allowance for doubtful accounts, technological obsolescence of inventories, the estimated useful lives selected for property and equipment, realizability of deferred tax assets and goodwill, allowance for sales returns, and warranty reserve. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates will be further revised in the near term and such revisions could be material.

            Impairment of Long-Lived Assets - In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

            As a result of its net losses and petition for relief under Chapter 11, the Company consolidated its manufacturing and warehouse operations and eliminated unprofitable products. Certain leasehold improvements and machinery and equipment were abandoned or disposed of. These assets were written down to their net realizable value upon disposal. Write downs of $91,812 and $600,000 are included in reorganization items in the accompanying Statements of Operations as of December 31, 1996 and 1995, respectively.

            Stock-Based Compensation - In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS123) which the Company adopted January 1, 1996. FAS123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value.

                         TRI-LITE, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has elected not to adopt the fair value accounting prescribed by FAS123 for employees, but is subject to the disclosure requirements prescribed by FAS123.

            Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes all cash, accounts receivable, accounts payable, and long-term debt, approximates the carrying value in the consolidated financial statements at December 31, 1997 and 1996.

            Impact of Recently Issued Accounting Standards - The FASB has issued Statement of Financial Accounting Standards 130 "Reporting Comprehensive Income" and Statement of Financial Accounting Standards 131 "Disclosures About Segments of an Enterprise and Related Information." Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined as all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current account standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. Statement 131 supersedes Statement of Financial Accounting Standards 14 "Financial Reporting for Segments of a Business Enterprise". Statement 131 establishes standards on how public companies report financial information about operating segments in interim financial statements that are issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision makers in evaluating how to allocate resources and in assessing performance.

            Statements 130 and 131 are effective for financial statement periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

            Also, in June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for fiscal years beginning after June 15, 1999. Earlier application is encouraged; however, the Company does not anticipate adopting SFAS No. 133 until the fiscal year beginning January 1, 2000. SFAS No. 133 requires than an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not believe the adoption of SFAS No. 133 will have a material impact on assets, liabilities or equity. The Company has not yet determined the impact of SFAS No. 133 on the income statement or the impact on comprehensive income.

                         TRI-LITE, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage banking Enterprise" were issued in 1998 and are not expected to impact the Company regarding future financial statement disclosures, results of operations and financial position.

3.          BASIS OF PRESENTATION:

            AICPA Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP No. 90-7") allows certain companies to adopt a "fresh-start" method of accounting if the reorganization value ("approximate fair value") of the assets of the Company immediately before confirmation of the Plan was less than the total of all post-petition liabilities and allowed pre-petition claims, and holders of the existing voting shares immediately before the confirmation of the Plan would receive less than 50% of the voting shares of the emerging company. Management believes that since pre-confirmation stockholders (or their affiliates or control persons) received in excess of 50% of the "new" Tri-Lite Common Shares after emerging from bankruptcy, fresh start accounting is not applicable.

            The financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. However, there is doubt about the Company's ability to continue as a going concern because of the magnitude of its losses of its stockholders' deficit of $8,441,747 and its working capital deficit of $1,231,831 as of December 31, 1997. The Company's continued existence is dependent upon its ability to raise substantial capital, to increase sales and to significantly improve operations.

            Management has taken several actions in response to these conditions. Management believes that operations and product offerings have been consolidated sufficiently to generate operating profits and cash flows. Management has also negotiated new credit facilities which will improve the Company's ability to finance working capital requirements. Management believes that these actions will allow the Company to continue as a going concern.

            The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

                         TRI-LITE, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.          REORGANIZATION ITEMS:

            The effects of transactions and adjustments related to reorganization activities were as follows:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                         ------------------------------------
                                                             1997        1996         1995
                                                         ----------   ----------   ----------
            Impairment recognized on long-lived
               assets
                                                         $      -     $1,305,874   $4,191,430
            Professional fees                               194,063    1,064,151      337,935
                                                         ----------   ----------   ----------
                      Total reorganization items         $  194,063   $2,370,025   $4,529,365
                                                         ==========   ==========   ==========


5.          ACQUISITIONS:

            Effective January 1, 1994, the Company acquired from Helionetics all of the outstanding shares of Self Powered Lighting, Inc. (SPL), in exchange for 550,000 shares of the Company's common stock valued at approximately $448,000 which was the historical cost of the net assets of SPL at December 31, 1993. Upon the Company's filing of an application with the American Stock Exchange for the listing of the 550,000 shares, the American Stock Exchange did not grant the Company approval to issue such shares to Helionetics. On August 3, 1994, the Company entered into an agreement with Helionetics to issue a $1,800,000 note payable in exchange for the 550,000 shares of the Company's common stock issued to acquire SPL.

            The accompanying Consolidated Statement of Stockholders' Equity (Deficit) includes a prior period adjustment to various December 31, 1994 Stockholders' Equity accounts to properly record the above transaction in accordance with Accounting Principal Board Opinion Number 16. Due to the transaction occurring between entities under common control the transaction has been recorded by charging the excess of the purchase price over the historical net book value to Stockholders' Equity

6.          DISCONTINUED OPERATIONS:

            Having experienced significant losses in its electrical energy management segment, the Company's Board of Directors decided on December 31, 1995 to discontinue the operations by winding down open customer contracts and liquidating its assets.

                         TRI-LITE, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            For the year ended December 31, 1995 a net loss before income tax benefit of $1,447,704 was generated from the discontinued segment, as follows:

                     Revenue                            $10,261,073
                                                        -----------
                     Expenses:
                          Cost of sales                   9,030,335
                          Selling, general and
                             administrative               2,595,463
                          Interest expense                   82,979
                                                        -----------
                     Total Expenses                      11,708,777
                                                        -----------
                     Loss before provision for
                        income taxes                    $(1,447,704)
                                                        ===========

            As the result of the Chapter 11 filing in February 1996, the Company discontinued and liquidated all of it's lighting fixtures operations that involved designing, sourcing, manufacturing and marketing recessed lighting track lighting, and decorative lighting.

            As of December 31, 1996, all related assets and liabilities of the lighting fixture businesses were written off and included in the results from continuing operations for the period then ended. Losses for the years ended December 31, 1996 and 1995 related to these activities were as follows:

                                                                    FOR THE YEAR ENDED
                                                                       DECEMBER 31,
                                                              -----------------------------
                                                                  1996              1995
                                                              ------------     ------------
            Revenue                                           $  5,685,434     $ 23,201,172
                                                              ------------     ------------
            Expenses:
                 Cost of sales                                   4,133,137       18,423,682
                 Selling, general and administrative             5,415,885       14,688,464
                 Interest and other expense                        606,311        1,177,472
                                                              ------------     ------------
            Total Expenses                                      10,155,333       34,289,618
                                                              ------------     ------------
            Loss before provision for income                  $ (4,469,899)    $(11,088,446)
                                                              ============     ============


7.          NOTES PAYABLE TO RELATED PARTIES:

            Note payable to Helionetics, Inc. of $1,800,000 as of December 31, 1996 bears interest at 10% per annum, payable monthly. The note is secured by the net assets of SPL and is subordinate to the Company's bank debt.

            Interest expense related to this note for the year ended December 31, 1995 amounted to approximately $180,000. Interest expense accruals during 1997 and 1996 were stayed due to the various bankruptcy proceedings.

                         TRI-LITE, INC AND SUBSIDIARIES.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Pursuant to the Helionetics bankruptcy proceedings, the Helionetics, Inc. Official Committee of Unsecured Creditors ("Helionetics Committee") entered into a settlement agreement with the Company, Ms. Susan Barnes and her affiliates, and Bernard B. Katz, whereby 82.5% of Company's then issued and outstanding common shares would be issued to Ms. Susan Barnes, and 5% is to be issued to the Helionetics Committee. The Agreement also called for Helionetics to cancel and release it's $1,800,000 promissory note secured by all the assets of the Company. In addition, the Company will issue a senior secured promissory note in the amount of $800,000 in favor of the Helionetics Committee and a secured junior subordinated promissory note in the amount of $500,000 in favor of Ms. Susan Barnes. Both notes will bear interest at 10.5% and are subordinated to any new financing that the Company may require. Additionally, Ms. Barnes loaned the Company in 1996 and 1997 a total of approximately $218,400 and at December 31, 1997 such loan had an outstanding balance of $142,668. The loan bears interest at the prime rate plus 2% and is due on demand.

8.          NOTES PAYABLE AND LONG-TERM DEBT:

            Notes payable and long-term debt at December 31, 1997 and 1996 consisted of the following:

                                                                     1997            1996
                                                                  ---------       ---------
            Accounts Payable to Self-Powered
            Lighting creditors, due in installments
            through August 2002, bearing interest
            at the bank's prime rate plus 2%                      $ 565,962       $     -

            Advances from Altres Financial for
            accounts receivable factored at a
            discount rate of 1.5% plus related
            service fees                                            305,242         729,607
                                                                  ---------       ---------
            Subtotal                                                871,204         729,607

            Less: Current Portion                                  (305,242)       (729,607)
                                                                  ---------       ---------

            Total notes payable and long-term
                 debt, less current portion                       $ 565,962       $     -
                                                                  =========       =========

            In December 1996, the Company entered into an agreement to factor up to $1,000,000 in accounts receivable, $200,000 minimum per month, at a discount of 20%. The company is entitled to a rebate of the commissions less 1.25% of the amount factored plus 0.35% for every ten days past 30 days an account is outstanding, a daily funds charges equal to prime plus 1% dividend by 360 and a monthly collateral fee of 0.25%. The factor may also maintain a reserve of 5% of the outstanding balance on accounts factored. As of December 31, 1997 and 1996, the face amount of receivables factored was $354,214 and $825,827, respectively.

                         TRI-LITE, INC AND SUBSIDIARIES.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.          LIABILITIES SUBJECT TO COMPROMISE:

            Liabilities subject to compromise as of December 31, 1997 and 1996 consists of the following:

                                                                          1997                        1996
                                                                 -----------------------     --------------------

                     Trade payables and accrued expenses         $         3,520,776         $          3,947,513
                     Taxes                                                   291,775                      291,775
                     Commissions                                             257,765                      257,765
                     Other expenses                                          338,025                      338,026
                     Note payable                                            180,000                      180,000
                     Claims under rejected executory                       1,133,261                    1,133,261
                                                                 -------------------         --------------------
                     Total                                       $         5,721,602         $          6,148,340
                                                                 ===================         ====================

            The note payable at December 31, 1997 and 1996 bears interest at a bank's prime rate plus 2% and is due in monthly installments of $2,000, plus interest, through November 1999. Interest expense related to this note for the year ended December 31, 1995 amounted to approximately $20,000.

10.         COMMITMENTS AND CONTINGENCIES:

            Leases - The Company leases its facilities and certain equipment under noncancellable leases expiring at various dates through 2005.

            Future annual minimum rental commitments in the aggregate under these noncancellable leases are as follows:

              FOR THE YEAR ENDING DECEMBER 31,
              --------------------------------
                                 1998                               $139,440
                                 1999                                156,049
                                 2000                                162,370
                                 2001                                169,300
                                 2002                                163,170
                              Thereafter                             184,392
                                                                    --------
                                                                    $974,721
                                                                    ========

            Total rental expense related to all operating leases amounted to $235,827, $408,480 and $467,852 in 1997, 1996 and 1995,
            respectively.

            During 1995, the Company leased certain real property located in Cleveland, Ohio, from Lawrence A. Terkel, the Company's President and Chief Executive Officer from July 15, 1995 to February 15, 1996. The properties were owned by Mr. Terkel, his brother and father. The lease was rejected in bankruptcy and the amount of $149,453 was included in the allowed claims of unsecured creditors.

            During 1995, the Company sublet certain office and warehouse space located in Irvine, California, from Helionetics, Inc., it's principal shareholder. The Company vacated the Irvine property in August, 1995, when it relocated to an office/warehouse facility in Santa Ana, California, which it leased from an

                         TRI-LITE, INC AND SUBSIDIARIES.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            unrelated party. During 1995, total rent expense accrued relating to the lease of the Irvine property amounted to $120,000.

            Litigation - In the ordinary course of business, there are various claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's operations or financial position.

            Helionetics is a defendant in class actions seeking unspecified damages allegedly resulting from the purported violation of federal securities laws. In the opinion of Company management, the ultimate outcome of these actions will not have any impact on the Company's consolidated financial statements.

            Employment Contracts - The Company had entered into employment agreements with several officers of the Company. These agreements were voided by the Bankruptcy Court. The Company has accrued the amounts allowed by the Bankruptcy Court under these agreements as of December 31, 1996.

11.         INCOME TAXES:

            The Company's total income tax expense was $ -0- for each of the years December 31, 1997, 1996 and 1995

            Income tax expense (benefit) for the years ended December 31, 1997, 1996, and 1995 differed from the amount computed by applying the U.S. Federal income tax rate of 34% for each period as follows:

                                           1997                           1996                            1995
                              ---------------------------     ---------------------------     ----------------------------

Computed "expected" tax
expense (benefit)             $    48,615              34%    $(1,585,683)            (34%)   $(4,616,257)            (34%)

Nondeductible expenses                -                 0%            -                 0%      1,284,060               9%

Change in the beginning-of-
the-year balance of the
valuation allowance for
deferred tax assets               (48,615)            (34%)     1,585,683              34%      3,332,197              25%
State taxes, net of federal
   tax benefit                        -                 0%            -                 0%            -                 0%
                              -----------     -----------     -----------     -----------     -----------     -----------
                              $       -                 0%    $       -                 0%    $       -                 0%
                              ===========     ===========     ===========     ===========     ===========     ===========

                        TRI-LITE, INC AND SUBSIDIARIES.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            The tax effects of temporary differences that give rise to significant portions of the deferred taxes at December 31, 1997 and 1996 are presented below:

                                                                        1997           1996
                                                                    -----------    -----------

           Current deferred tax assets (liabilities):
                Accounts receivable due to allowance for doubtful
                     accounts                                       $    18,889    $   131,349
                Inventories due to allowance for obsolescence            22,467        149,279
                Compensated absences, principally due to accrual
                     for financial reporting purposes                    49,361         43,068
                Accrued expenses, principally due to accrual for
                     financial reporting purposes                       810,952        688,609
                Write-down of assets for book not tax                   128,874        128,874
                Other                                                     4,027         74,434
                                                                    -----------    -----------
                                                                      1,034,570      1,215,613
                Less valuation allowance                             (1,034,570)    (1,215,613)
                                                                    -----------    -----------
                Net current deferred tax assets                     $       -      $       -
                                                                    ===========    ===========
           Long-term deferred tax assets (liabilities):
                Asset acquisition basis adjustment                     (130,848)      (130,848)
                Depreciation and amortization                           (27,268)       101,735
                Net operating loss carryforwards                      6,951,789      6,533,019
                Less valuation allowance                             (6,793,673)    (6,503,906)
                                                                    -----------    -----------
                Net long-term deferred tax assets                   $       -      $       -
                                                                    ===========    ===========


            As of December 31, 1997, the Company had net operating loss carry forwards for federal and state purposes of approximately $19,362,000 and $2,760,000, respectively, which expire in 2012 and 2002. The benefit of the net operating losses to offset future taxable income is subject to reduction or limitation of use as a result of consolidated return filing regulations and additional limitations relating to a greater than 50% change in ownership. The change in the valuation allowance for the year ended December 31, 1997 and 1996 was $108,724 and $65,656, respectively.

                         TRI-LITE, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.         STOCKHOLDERS' EQUITY:

            Stock Option Plan - On October 26, 1993, the Company's Board of Directors and stockholders approved the issuance of options to purchase 300,000 shares of the Company's common stock. The 1993 Stock Option Plan (the Plan) is intended to qualify under Section 422 of the Internal Revenue Code. The options fully vest at the time of issuance, are exercisable up to ten years from the date of grant and are nontransferable. In the event an option is granted to a 10% shareholder, such option must be granted at 110% of the fair market value and expire five years from the date of grant. On the date of adoption, the Board of Directors granted 300,000 shares at their fair market value of $4.625 per share. Through December 31, 1995, no options had been exercised. As a result of the Company's Chapter 11 Bankruptcy filing, all options were cancelled.

13.         SEGMENT INFORMATION:

            During the year ended December 31, 1995, the Company operated in two industry segments, as follows:

                     1.    The lighting fixture business segment
                     2.    The electrical energy management segment

            During the fourth quarter of 1995, the Company's Board of Directors decided to discontinue the operations of the electrical energy management segment. Accordingly, the operations of that segment have been shown in the accompanying Statement of Operations as discontinued operations.

            During the year ended December 31, 1996 the Company operated only in one industry segment, the lighting fixture business segment.

            During the year ended December 31, 1997 the Company operated again in two industry segments, as follows:

                     1.    The lighting fixture business segment
                     2. The energy conservation and safety equipment business segment

            Identifiable assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets are, principally, cash and cash equivalents.

                         TRI-LITE, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Information concerning the Company's operations and related information in its two different industry segments for the year ended December 31, 1997 is as follows:


                                                                      ENERGY
                                                                 CONSERVATION AND         ADJUSTMENTS
                                            LIGHTING FIXTURE     SAFETY EQUIPMENT            AND
                                            BUSINESS SEGMENT     BUSINESS SEGMENT        ELIMINATIONS       CONSOLIDATED
                                            ----------------     ---------------      ----------------    ----------------

           NET SALES TO UNAFFILIATED
             CUSTOMERS                      $     4,743,521      $       341,316      $         -         $      5,084,837

           INTERSEGMENT SALES                        -                        -                 -                    -
                                            ---------------      ---------------      ----------------    ----------------
           TOTAL REVENUES                   $     4,734,521      $       341,316      $         -         $      5,084,837
                                            ===============      ===============      ================    ================

           OPERATING PROFIT (LOSS)          $      (906,273)     $       (45,639)     $         -         $       (951,912)
                                            ===============      ===============      ================

           GENERAL CORPORATE (EXPENSES)                                                                            (37,199)

           OTHER INCOME (EXPENSE), net                                                                              14,237
                                                                                                          ----------------
           LOSS BEFORE INCOME TAXES                                                                       $        974,874
                                                                                                          ================
           IDENTIFIABLE ASSETS AT
             DECEMBER 31, 1997              $     1,218,920      $        60,339      $         -         $      1,279,259
                                            ===============      ===============      ================
           CORPORATE ASSETS                                                                                         83,970
                                                                                                          ----------------

           TOTAL ASSETS AT DECEMBER 31,
             1997                                                                                         $      1,363,229
                                                                                                          ================
           DEPRECIATION AND AMORTIZATION    $        56,689      $         -          $         -         $         56,689
                                            ===============      ===============      ================    ================

           CAPITAL EXPENDITURES             $        19,904      $         -          $         -         $         19,904
                                            ===============      ===============      ================    ================


            Total revenue by segment includes both sales to unaffiliated customers, as reported in the Company's consolidated statement of operations, and intersegment sales where applicable which are accounted for at prices approximating market for such products. Operating profit is total revenue less operating expenses, none of the following items has been added or deducted: general corporate expenses; dividend, interest, and miscellaneous income; interest expense; income taxes; and extraordinary item.

                                                  TRI-LITE, INC AND SUBSIDIARIES

                                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 Column A                             Column B             Column C                     Column D         Column E
                                                                 -------------------------------
                                                     BALANCE AT   CHARGED TO          CHARGED TO
                                                    BEGINNING OF  COSTS AND             OTHER                          BALANCE AT
                DESCRIPTION                            PERIOD     EXPENSES            ACCOUNTS         DEDUCTIONS     END OF PERIOD
---------------------------------------------       ----------   ----------           ----------      ------------    --------------

YEAR ENDED DECEMBER 31, 1997:
      Allowance for doubtful accounts - trade       $  327,244   $   26,329           $     -         $  306,514(1)    $   47,059
      Reserve for inventory obsolescence               371,915          -                   -            315,940(2)        55,975

YEAR ENDED DECEMBER 31, 1996:
      Allowance for doubtful accounts - trade          286,943       31,305                 -             (8,996)(1)      327,244
      Reserve for inventory obsolescence             1,444,152      115,585                 -          1,187,822 (2)      371,915

YEAR ENDED DECEMBER 31, 1995:
      Allowance for doubtful accounts - trade          283,607      737,660                 -            734,324          286,943
      Reserve for inventory obsolescence               216,033    1,228,119                 -                -          1,444,152

----------

(1)  Use of allowance in write-off of scheduled bad debts
(2)  Use of allowance in write-off of obsolete inventories

                         TRI-LITE, INC. AND SUBSIDIARIES

                                    FORM 10-K

                                  EXHIBIT INDEX

Exhibit
Number             Description of Document
-------            -----------------------

   I Third Amended Disclosure Statement for Third Amended Joint Chapter 11 Plan of Reorganization

  II Third Amended Joint Chapter 11 Plan of Reorganization as Modified

 III Fourth Amended Disclosure Statement describing Helionetics, Inc. Third Amended Chapter 11 Liquidation Plan

  IV Settlement Agreement between the Helionetics Official Committee of Creditors Holding Unsecured Claims, Helionetics, Tri-Lite, Inc., KB Equities, Bernard Katz, Susan Barnes

   V               First Amended Chapter 11 Plan of Self Powered
                   Lighting, Inc.