Form 10-K
period 1998-12-31
TRI LITE INC /PA/
filed 1999-04-28
CIK 910350

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 ---------------


     For the Year Ended December 31, 1998     Commission File No. 1-12462

                                 TRI-LITE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                        23-2515309
----------------------------------------                 ---------------------
(State of incorporation or organization)                 (IRS Employer ID No.)

                              2701 Junipero Street
                         Signal Hills, California 90806
                    (Address of principal executive offices)

                                 (562) 426-8622
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


          Securities registered pursuant to Section 12(b) of the Act:

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

                               YES______ NO__X___

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDING
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                               YES__X___ NO_____

        Aggregate market value of Common Shares held by non-affiliates on
                         March 31, 1999: Undetermined

                    Number of Common Shares Outstanding on
                          March 31, 1999: 4,928,948

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

     Subsequent to December 31, 1995, the Company, it's operating divisions and it's wholly owned subsidiaries experienced material changes in the mode of conducting their respective businesses. The following chronology of events will provide the basis for explaining the present status of the Company and its remaining operating subsidiaries (Self Powered Lighting, Inc. and Aim Energy, Inc.).

     On February 26, 1996, Tri-Lite, Inc., (the "Debtor") filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code (Case No. SA 96-12049 JR), U.S. Bankruptcy Court, Central District of California and on
March 22, 1996 Self Powered Lighting, Inc. (SPL) also filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code (Case No. SA 96-13178 JR), Central Distirct of California. On January 16, 1997, the Court confirmed the Company's plan of reorganization. The Company's approved plan of reorganization was based upon Helionetics, Inc. and Ms. Susan Barnes acting as its co-proponents. In April 1997, Helionetics also filed a voluntary petition under Chapter 11 of the Bankruptcy Code (Case No. SA 97-14645 JR) with the U.S. Bankruptcy Court, Central District of California. As a result, the funding of the Company's reorganization plan was combined with that of Helionetics bankruptcy plan, which included the provisions and methodology to fund the Company's plan. In addition, due to Helionetics creditors under its plan, the pay-out to the Company's creditors was negatively affected. The confirmation hearing for the Chapter 11 Liquidating Plan of Helionetics, Inc. held on November 24, 1998 was approved by the U.S. Bankruptcy Court on December 23, 1998. Provisions of the Combined Plans included the following:

     o The Company issued 87.5% (5% of which was issued to the Helionetics Committee of Unsecured Creditors (Helionetics Committee) pursuant to a settlement agreement reached between the Helionetics Committee, the Company, Susan Barnes and an affiliate) of the Company's "new" common stock to Ms. Susan Barnes, as its co-proponent of the Company's plan of reorganization, and in exchange for her agreement to forgo any claims on her approximately $4.3 million secured claim against Helionetics, Inc. The shares are exempt from registration requirements under the 33 Act pursuant to the exemption provided by Section 1145 of the Bankruptcy Code.

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

     o The Company will issue on a pro rata basis to its existing shareholders (Class 6 claimant) 12.5% of its "new" common stock in exchange for their existing "old common shares" outstanding totalling 3,069,332 (which exclude the shares of 2,937,422 and 32,579 in the name of Helionetics and Susan Barnes, respectively). The new shares to be issued are exempt from registration pursuant to exemption provided by Section 1145 of the Bankruptcy Code.

     o Under the approved plan of reorganization of Self Powered Lighting, Inc., all creditors of SPL will receive 100% of their allowed claims within 60 months from its effective date and the Company will retain its 100% interest in SPL.

     o Helionetics canceled and released its claim against the Company for $1,800,000 note receivable secured by all assets of the Company.

     o The Company issued two secured promissory note; a $800,000 senior note in favor of the Helionetics Committee and a $500,000 junior note in favor of Ms. Susan Barnes at 10.5% and 10% interest rate, respectively. Both notes are secured by the same collateral . The senior note matures on December 8, 2003. No payment is due on the junior note until the senior note is fully paid. Both notes are subordinated to any new financing that might be required by the Company.

     As a result of the Company's Chapter 11 filing and in conjunction with the development of a plan of reorganization, the Company discontinued the operations of the NL Corporation division located in Cleveland, Ohio and its remaining recessed lighting business.

     The Company, as a result of the approved plan of reorganization, is now comprised of the wholly owned subsidiary Self-Powered Ligthing, Inc.; the 87 1/2% owned Aim Energy, Inc. (see description of business) and the 100% owned subsidiary, Prolite Lighting and Sign Maintenance Co., Inc. (an inactive corporation).

     At December 31, 1998, approximately 67% of the Company's common stock was owned by Susan Barnes.


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


  2. Manufacturing and Suppliers

     At December 31, 1998, the Company's manufacturing facility for SPL products is located in West Nyack, New York. SPL's primary raw material vendor is located in England. The 1996 Chapter 11 filing of the Company and SPL had the effect of causing difficulty in maintaining its credit terms with all vendors. However, in 1996, after a period of sourcing raw materials on a cash basis, SPL has been able to re-establish credit terms with it's primary vendor and a majority of its domestic vendors. Most finished products are supplied by a foreign manufacturer located in the Republic of China and paid, generally, on a letter of credit basis.


  3. Working Capital Items

     SPL maintained sufficient raw materials to sustain its manufacturing operations. Finished goods are generally purchased to support existing backlog. However, its ability to respond quickly to customer orders are somewhat hampered by its limited working capital. This sometimes resulted in lost revenues. SPL has in place a receivable factoring line of credit in the amount of $500,000 which it believes is sufficient for working capital purposes at the present time but will require additional funding if its plan of operations and increasing backlog is sustained. The Company is considering raising needed funds from the equity market to settle promptly its chapter 11 obligations and to provide for additional working capital.


  4. Customers

     During 1998, 1997 and 1996, SPL had no sales to a single customer which totalled more than 10% of their total sales respectively. During 1998, SPL obtained a "sole-source" agreement with Catalina Lighting Company (a NYSE company) to supply its entire emergency and exit lighting requirements under the Westinghouse brand name for resale to major home improvement chains. This source of business is expected to increase over the next 2-5 years.


  5. Seasonality and Backlog

     SPL has no substantial seasonal factors that affect it's emergency lighting fixture business. SPL's backlog at December 31, 1998 and December 31, 1997 totaled approximately $650,000 and $550,000 , respectively, which is anticipated to be shipped over the next 12 months. The increase in backlog at December 1998 is the result of increased sales representations, aggressive marketing and orders emanating from the Catalina Lighting sales arrangement .

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

  10. Employees

     At December 31, 1998 and 1997, SPL employed 21 and 25 employees, respectively at locations in West Nyack, NY and California.





     ENERGY CONSERVATION AND SAFETY EQUIPMENT BUSINESS - During 1998 the Company operated it's energy conservation and safety equipment business through its 87 1/2% owned subsidiary, Aim Energy, Inc.

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

The problems of harmonics are receiving growing attention worlwide. The Institute for Electrical and Electronics Engineers, a principal standard setting body for the industry, has promulgated its latest standard, IEEE 519-1992 Recommended Practice and Requirements for Harmonic Control in Electric Power Systems, replacing a 1981 version. The new standard sets a limit on harmonics to a maximum of 5% on total harmonic distortion of current ("TCD"), i.e., harmonic variations in current, and 5% total harmonic distortion of voltage ("TVD"). While IEEE 519-1992 is a professional standard for electrical engineers, and thus does not have the force of law, it is deemed to set the standard of care for the profession and thus result in potential liability if a professional authorizes a deviation therefrom and that deviation causes a loss. Compliance with this or other similar standards may become required by law on a state-by-state and country-by-country basis for new installations. In addition, the standard may be adopted by utilities. For example, SaskPower, a Canadian utility, requires compliance with this standard at the time of any change in the utility connection.

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

The Mean Time Between Failure (MTBF) which is the industry standard for product reliability, is in excess of 10 years for an AIM device. An MTBF greater than 10 years is considered to be excellent by industry standard.


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

AIM has also entered into a license and joint marketing venture with Shindengen Corporation, a Japanese power supply company, in March 1998 for the purpose of exploiting the Japanese and other Asian markets. The agreement with Shindengen calls for delivery of fifty (50) AIM Filters which at December 31, 1998 AIM has delivered 44 units.

  3. Backlog

     AIM has backlog of unfilled orders at December 31, 1998 of approximately $200,000. Backlog as of December 31,1997 totalled approximately $100,000. The backlog in 1997 and prior year is not significant due to the limited marketing activities for the product.

  4. Working Capital Items

     AIM maintains a very limited parts inventory on hand due to its limited resources in 1998 and 1997. Parts are purchased from suppliers on a COD basis. This arrangement was a result of the bankruptcy filing of Helionetics, Inc., its previous parent company. Virtually no finished goods are maintained and products are built when orders are received from customers. AIM finances its customers orders by requiring a partial payment (generally 25%) from customers. These advances are deducted later on from shipments to the customers. AIM offers discounts for early payments of its receivables thereby improving its liquidity.

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

  6. Research and Development (and other Product Improvement Activities)

     The Company intends to improve its existing AIM products through a cost reduction program. In addition to reducing its manufacturing cost, this project will have the added benefit of reducing the size of the AIM products and thereby improving its marketability. The Company will continue to offer the original version of its AIM products to customers. The Company believes that with this program it will be the only company, world-wide, who can offer to the market place all versions of active harmonic mitigation products. The Company estimates this market to be in the $300-500 million range and growing annually at the estimated rate of 35% per year. The Company estimates that it will need $250,000 to complete its initial cost reduction program. As part of the on-going effort to improve quality of its product line, AIM has further scheduled a size/cost reduction program. This program when completed will enable the Company to address many more applications which the existing product line currently cannot address due to cost and size restrictions. These additional lines of AIM devices are scheduled to enter the market place in early 2001. The Company also anticipates this program to contribute to the Company's revenue and profitability due to the presence of the extended product lines.


  7.  Employees

     AIM currently has 6 employees. It employs a consultant for its engineering and other technical requirements. AIM plans on hiring additional engineering, sales and marketing staff in 1999.

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

Revenues for 1996 of these discontinued operations were $5,509,800.


Item 2. Properties

At December 31. 1998, the Company leased the following properties:

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

Item 3. Legal Proceedings

Other than ordinary routine litigation incidental to the business, the Company and its subsidiaries are not involved in any material legal proceedings.


Item 4. Submission of Matters to a Vote of the Security Holders

     None were submitted to security holders for a vote in 1998.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     (a) In conjunction with the Company's plan of reorganization, the Company's equity was recapitalized. The reorganized company issued effective 1998 new Tri-Lite Common Stock to satisfy the requirements of Section 6.6 of the plan. The plan called for issuance of 12.5% of the Company's new common stock of 4,000,000 shares, or 500,000 shares, to the existing shareholders holding 3,069,332 shares. As of March 31, 1999, there is no established public trading market for the Company's stock. The Company had filed with NASD in March 1999 for clearance of quotations of its new common stock on the OTC Bulletin Board.

     (b) At March 31, 1999, there were approximately 3,450 holders of the Company's common stock.

     (c) The Company presently intends to retain future earnings, if any, to provide funds for use in the operation and expansion of its businesses. Accordingly, the Company does not anticipate paying cash dividends on its common stock in the near future.

Item 6. Selected Financial Data

The following tables summarize certain selected financial data for the periods presented for the Company on a consolidated basis. The data for the years ended December 31, 1998, 1997 and 1996 should be read in conjunction with the more detailed audited consolidated financial statements for such years presented elsewhere herein.

Income Statement Data

                                                           December 31
                           ---------------------------------------------------------------------------
                               1998            1997            1996            1995            1994
                           -----------     -----------     -----------     ------------    -----------
Revenues                   $ 4,450,000     $ 5,084,800     $ 8,047,000     $ 22,947,500    $19,865,000

Income (Loss) from
Continuing operations      $   (49,500)    $  (974,900)    $(4,212,700)    $(11,640,100)   $(2,441,000)
Discontinued operations           --       $      --       $      --       $ (1,447,700)   $(1,610,000)
Extraordinary item                --           576,300            --               --             --

Income(Loss) Per Share     $     (0.01)    $     (0.10)    $     (0.70)    $      (2.17)   $     (1.06)

Cash Dividends Per Share           N/A             N/A             N/A              N/A            N/A


Balance Sheet Data

Total Assets               $ 1,549,100     $ 1,363,200     $ 2,375,900     $  6,166,900    $19,507,000

Long Term Obligations:

  Due to Parent            $      --       $      --       $ 1,866,500     $  1,980,000    $ 6,175,000

  Other Long Term Debt     $ 1,866,000     $ 1,866,000     $      --       $  3,365,100    $   106,000

Liabilites Subject
    to Compromise          $ 5,721,600     $ 5,721,600     $ 6,148,300             --             --

Stockholders Equity
(Deficit)                  $(8,172,600)    $(8,441,700)    $(9,011,400)    $(22,099,300)   $ 5,055,800


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company operated with uncertainty in its two business segments in 1998 brought about by the Chapter 11 proceeding of Helionetics, Inc., a co-proponent of the Company's plan of reorganization. The Helionetics liquidating plan together with the settlement agreement between the parties was approved by the U.S. Bankruptcy Court on December 23, 1998 and had the effect of lifting the uncertainties surrounding the Company's ability to operate.

     The Company's overall financial condition during 1997 and 1996 has changed significantly as a result of the Company's filing for protection under chapter 11 of the Bankruptcy Code in February 1996. The filing was the direct result from the decision by Star Bank to roll up and terminate the Company's line of credit in January 1996.

     Liquidity and Capital Resources

     For essentially all of 1996, the Company operated as a debtor in possession and was liquidating its Prolite subsidiary under the direction of a court appointed receiver. Proceeds from the Prolite liquidation were used to pay down the Star Bank loan. Additionally, almost all activities were directed to the reduction of the Star Bank loan balance which was completed in early December 1996. A receivable financing facility was obtained with a financial institution in December 1996 which essentially funded the remaining operations of the Company, namely SPL and the Allite operations for the year of 1997. The receivable financing, however, had very onerous provisions in terms of interest rate and other factoring cost. In June 1998, SPL replaced its receivable financing facility by entering into a financing agreement with another institution on more favorable terms. The new financing agreement requires SPL to pay the prime rate of interest, as defined, plus 6% on advances equal to 80% of its eligible account receivables. AIM Energy, Inc. operated from its own limited resources. In 1998 its liquidity was provided partly by the $270,000 net proceeds from its license agreement with Shindengen Electric Manufacturing Company, Ltd. (Shindengen) consummated in March 1998. Its liquidity for the year of 1997 was provided, in part, from occasional loans from Ms. Susan Barnes. In addition, advances were required in 1998 and 1997 from most of its customer orders which enabled AIM to purchase required parts. These sources of liquidity, while helpful, naturally hampered the efficient operation of AIM.

     Working capital was a deficit in 1998, 1997, and 1996, of $762,500, $1,231,800, and $1,433,600, respectively. 1998 working capital improved from 1997 was caused by the combined increase in receivables and inventories of $301,700 and decreased accounts payable of $282,900. In 1997 and 1996, the deficit was a direct result of decreased receivables and inventories of $876,000 and $3,411,000, respectively which was caused by the Chapter 11 proceedings. Payables and accrued expenses decreased by $638,000 and $3,213,000 in 1997 and 1996. In 1997, pre-petition trade accounts payable did not change significantly due to the Chapter 11 proceedings which stayed all pre-petition liabilities. A significant accrued liability relates to the bankruptcy proceedings, primarily administrative cost.

     The funding for the Company's plan of reorganization which was approved on January 16, 1997 was partly provided by Ms. Susan Barnes contribution of $426,737. This amount was used to fund the first payment to the unsecured creditors. The remaining balance due to unsecured creditors were funded by the Helionetics liquidating plan (primarily from proceeds of sale of shares of Laser Photonics, Inc. pursuant to the collateral pledge agreement between the Company and Helionetics). As part of the settlement agreement, a senior secured promissory note of $800,000 was issued by the Company in favor of the Committee of the Unsecured Creditors of Helionetics in addition to a subordinated junior promissory note of $500,000 in favor of Ms. Susan Barnes. Both the senior and junior note carried the same collateral base. The final distribution to unsecured creditors of the Company will be dependent upon the final resolution of the Helionetics Chapter 11 proceedings.

     No substantial capital expenditures were made in 1998 and 1997; and there are none anticipated in 1999 except for the $250,000 requirement by AIM for its initial cost reduction program.

     The Company's liquidity needs continued to be provided by its own internal operations, however, the Company will be needing additional working capital to fund the increasing backlog for both SPL and AIM and the cost reduction programs for AIM products.

     Results of Operations -

     1998 vs 1997

     Revenues were $4,450,000 and $5,085,000 for the year ended December 31, 1998 and 1997, respectively. During 1997, the operations of the Company included three quarters of the year for AIM. It also included approximately $1,425,000 revenues of the discontinued lighting fixtures division. AIM's revenue contribution in 1998 of $820,000 (an increase of approximately $479,000 from 1997) included approximately $92,000 (out of a total of $300,000 to be earned over 5 years) of revenues relating to the sale to Shindengen of the right and license to design, manufacture and sell the AIM products in Japan and Asia. The agreement calls for payment to AIM of a 4% royalty for sales of AIM products by Shindengen and an initial order of 50 AIM units. At December 31, 1998 a total of 44 units were shipped to Shindengen amounting to approximately $499,000.

     AIM expects to receive its UL (Underwriter Laboratories) approval on its AIM products by the second quarter of 1999, which will allow AIM to sell its product in the U.S. AIM currently holds a CE Mark (an electrical approval authority in the common market equivalent to UL in the U.S.A.) on its AIM products that enables it to market and sell its AIM products in Europe.

     SPL's revenues for 1998 and 1997 amounted to $3,630,000 and $3,318,000, respectively. The increase of approximately $312,000 was the result of its increased marketing activities and, while still in its early stage, from its sales arrangement with Catalina Lighting.

     The combined cost of sales in 1998 was 46% compared with 67% in 1997. Excluding the effect in gross margin of the discontinued lighting fixtures division in 1997, cost of sales was 56% in 1997. The improved combined gross margin in 1998 reflects the favorable effect in margins of the revenue contribution of AIM.

     Selling, general and administrative expenses, as a percent of sales, were 50% in 1998 and 47% in 1997. In absolute dollars, 1998 expenses are $2,248,000 or $165,000 lower than in 1997. The decrease was attributed to the elimination of expenses of the discontinued lighting fixture division. Reorganization items decreased in 1998 due to the confirmation of the Company's plan of reorganization in 1997 and the subsequent confirmation in December 1998 of the Helionetics' liquidating plan.

     Interest expense in 1998 of approximately $94,000 included $63,000 relating to SPL's obligation to its creditors as required by its plan of reorganization.

     1997 vs 1996

     Revenues for the year ended December 31, 1997 were $5,085,000, a decline of 37% from the 1996 revenues of $8,047,000. The decrease in 1997 revenues was primarily a reflection of the Chapter 11 proceedings.

     The loss from continuing operations for 1997 and 1996 amounted to $974,800 and $4,212,700, respectively. During 1997 the operations of the Company were comprised mostly of SPL and three quarters of the year for AIM. The 1997 combined gross margin of approximately 33% was unfavorably affected by the margin contribution of the discontinued lighting fixtures division. Excluding the effect of such discontinued division, gross margin was approximately 44% compared to 32% in 1996.

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

     The profitability in 1997, while improved, continued to be impacted by the chapter 11 proceedings specifically in the areas of chapter 11 administrative cost and the higher cost charged by the receivable financing facility. The Company anticipated an improved profitability in 1998. The improvement will be attributed to: lower interest (factoring) cost as a result of a new receivable financing facility obtained in June 1998; consolidation of AIM's full year of operations in 1998 which will reflect the favorable effect in results of operations of the Shindengen agreement; the effect of cost savings implemented at SPL and reduced chapter 11 administrative cost.


     Impact of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Istruments and Hedging Activities". This statement is effective for fiscal years beginning after June 15, 1999. Earlier application is encouraged; however, the Company does not anticipate adopting SFAS No. 133 until the fiscal year beginning January 1, 2000. SFAS No. 133 requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not believe the adoption of SFAS No. 133 will have a material impact on assets, liabilities or equity. The Company has not yet determined the impact of SFAS No. 133 on the income statement or the impact on comprehensive income.

     SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement benefits" and SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Sesuritization of Mortgage Loans Held for Sale by a Mortgage banking Enterpirse" were issued in 1998 and are not expected to impact the Company regarding future financial statement disclosures, results of operations and financial position.

     Seasonality and Effect of Inflation. The Company's business is not subject to seasonal changes due to the high-technology nature of its AIM products. SPL's products are used primarily by the aircraft and building construction industries whose revenues are dictated by its customers requirements.

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

     For vendors and suppliers, the Company believes, while assurance cannot be made, that its sources of materials and parts will not be affected by the Year 2000 problems. Important suppliers of the Company's manufacturing needs and customers are either major or fairly large corporations which we believe would be in compliance of the Year 2000. In addition, the Company will consider keeping ample inventories of its most critical parts. The Company is also keeping records of hard copies of its vendors and customers informational documents.


Item 7 (a). Quantitative and Qualitative Disclosures About Market Risk.

     The Company does not have any market risk sensitive instruments at December 31, 1998.


Item 8. Financial Statements and Supplementary Data

     The financial statements prepared in accordance with Regulation S-X are set forth beginning on page F-1 hereof.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     The names and ages of the directors and executive officers of the Company as of March 31, 1999 are as follows:

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


     The directors shall serve until the next annual meeting of shareholders or until their successors are elected. Background information on the Company's current Directors and Officers is as follows:

     E. Maxwell Malone - is currently President and Chief Executive Officer of the Company since October 1997. He is currently the President and Director of Helionetics, Inc. since 1990. Helionetics, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code in April 1997; and its Liquidating Plan was approved in December 1998. Mr. Malone was a founder and, from its inception in August 1987, through June 1989, Chairman of the Board, President and Chief Executive Officer of Bristol Research, a manufacturer of primary processing boards for personal computers. Mr. Malone served as President of Pick Systems Corporation and Pencor International Corp., two computer software firms. Mr. Malone was a co-founder of Microdata Corporation, a manufacturer of computer systems acquired by McDonnell Douglas Corporation in 1978. Prior to that, Mr. Malone was also a senior programmer for Lockheed Missiles & Space corporation and Control Data Corporation as well as an instructor of Applied Statistics at Southern Illinois University.

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

     Fred de Boom - Mr. De Boom was elected as a director in January 1999. He is currently a pricipal of Sonfad Associates, an investment banking services company specializing in corporate finance services for middle market companies, since 1994. Prior to that, Mr. De Boom was a Senior lending officer at Tokai Bank for about 10 years. Mr. De Boom had over 30 years experience with 3 leading commercial banks as a commercial lending specialist. He has a degree in business from Michigan State University and holds an MBA from the University of Southern California.

Item 11. Executive Compensation

                           SUMMARY COMPENSATION TABLE

                                                                                             Long Term Compensation
                                                  Annual Compensation                    Awards               Payouts
(a)             (b)              (c)               (d)          (e)               (f)              (g)           (h)           (i)
                                                                Other
Name                                                            Annual        Restricted       Securities                  All Other
and                                                             Compen-         Stock          Underlying       LTIP        Compen-
Principal                                                       sation         Awards           Options/       Payouts      sation
Position       Year           Salary($)          Bonus($)         ($)            ($)             SARs(#)         ($)          ($)
---------      ----           ---------          --------       -------       ----------       ----------      -------     ---------
E. Maxwell Malone
CEO            1998            24,000                                                                                         (4)
               1997            24,000

A. Alvin Katz
CEO            1996           120,000(1)                        6,000(3)

Jack Katz
President, Self Powered Lighting
               1998           106,600                           6,000(3)                                                      (4)
               1997            96,000                           6,000(3)
               1996            88,000                           6,000(3)

Ernest Dageford
President, Aim Energy, Inc.
               1998           131,880                                                                                         (4)
               1997           125,000

Adrian Cayetano
Principal Accounting Officer
               1998            21,000                                                                                         (4)


(1) Served as CEO from 1/1/95 to 7/15/95 and from 2/15/96 to July 1997.

(2) The Company also reimburses all reasonable, ordinary and necessary business expenses.

(3) Represents car allowance paid.

(4) Shares of common stock were issued to the following directors and officers:

                  E. Maxwell Malone         100,000 shares
                  Jack Katz                 300,000 shares
                  Ernest Dageford           200,000 shares
                  Adrian Cayetano            75,000 shares

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information regarding beneficial ownership as of March 31, 1999, of the Company's common stock, by any person who is known to the Company to be the beneficial owner of more than five percent of the Company's voting securities and by each director and by officers and directors of the Company as a group.

Name and address of                         Amount and nature          Percent
beneficial owner                         of beneficial ownership       of class
-------------------                      -----------------------       ---------
Susan E. Barnes
6626 W. 6th Street
Los Angeles, California 90024               3,300,000 shares            67.0%

Jack Katz*
2701 Junipero Street
Signal Hill, California 90806                 300,000 shares             6.1%

E. Maxwell Malone                             100,000 shares             2.0%
Ernest Dageford                               200,000 shares             4.1%
Adrian Cayetano                                75,000 shares             1.5%
All current directors and officers
    as a group                                675,000 shares            13.7%

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

     As of December 31, 1996, 1997 and 1998, the Company owed Richard B. Barnett, Senior VP - Marketing from July 15, 1995 to February 28, 1996, $195,000 on a note payable. This note and accrued interest has been settled in conjunction with the Company's plan of reorganization for $180,000.

     Ms. Susan Barnes, as co-proponent of the Company's plan of reorganization, received 82.5% of the newly issued common stock of the Company. In addition, pursuant to the settlement agreement between the Committee of the Unsecured Creditors of Helionetics and Ms.Barnes, the Company issued a junior subordinated secured promissory note of $500,000 with interest of 10% in favor of Ms. Barnes. Regardless of any payment terms set forth in the junior note, in no event shall the junior note to Ms. Barnes oblige the Company to pay until such time as all principal, interest and others sums payable to the Senior Note of $800,000 have been fully satisfied.

     Ms. Barnes had loaned the Company from 1996 to 1998 a total of approximately $248,400 and at December 31, 1998 had an outstanding loan to the Company of $95,991 excluding interest.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Financial Statements and Financial Statement Schedules.

     (1) The following financial statements of Tri-Lite, Inc.and Subsidiaries are included in Item 8:

          Consolidated Balance Sheets--December 31, 1998 and 1997

          Consolidated Statements of Operations--For the Years Ended December 31, 1998, 1997 and 1996

          Consolidated Statement of Stockholder's Equity(Deficit)--For the period from January 1, 1996 through December 31, 1998

          Consolidated Statements of Cash Flows--For the Years Ended December 31, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements

     (2) Financial Statement Schedule

          Schedule II - Valuation and qualifying accounts

     (3) Exhibits - None

(b) Reports on Form 8-K--None was filed in 1998.

(c) Exhibits--License Agreement between AIM Energy, Inc. and Shindengen Electric
              Mfg. Co., Ltd. dated February 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.


TRI-LITE, INC.

By: \S\ E. Maxwell Malone                                 Date: April 23, 1999
    ---------------------
    E. Maxwell Malone
    President and Chief Executive Officer

By: \S\ Adrian Cayetano                                   Date: April 23, 1999
    ---------------------
    Adrian Cayetano
    Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: \S\ E. Maxwell Malone                                 Date: April 23, 1999
    ---------------------
    E. Maxwell Malone, President, Chief Executive
    Officer, Principal Executive Officer

By: \S\ Adrian O. Cayetano                                Date: April 23, 1999
    ----------------------
    Adrian O. Cayetano, Director,
    Principal Accounting Officer

By: \S\ Jack Katz                                         Date: April 23, 1999
    -------------
    Jack Katz, Director

By: \S\ Ernest Dageford                                   Date: April 23, 1999
    -------------------
    Ernest Dageford, Director

By: \S\ Fred de Boom                                      Date: April 23, 1999
    ----------------
    Fred de Boom, Director

                         TRI-LITE, INC. AND SUBSIDIARIES

                 SCHEDULE II - Valuation and Qualifying Accounts


                                                   Balance at    Charged to   Charged to                      Balance at
                                                  Beginning of   Costs and      Other                           End of
                 YEAR ENDED                          Period       Expenses     Accounts      Deductions         Period
                 ----------                       ------------   ----------    ---------     ----------       ----------
Year ended December 31, 1998:
     Allowance for doubtful accounts-trade           47,059       17,423           --         40,061 (1)        24,421
     Reserve for inventory obsolescence              55,975           --           --          7,949 (2)        48,026


Year ended December 31, 1997:
     Allowance for doubtful accounts-trade          327,244       26,329           --        306,514 (1)        47,059
     Reserve for inventory obsolescence             371,915           --           --        315,940 (2)        55,975


Year ended December 31, 1996:
     Allowance for doubtful accounts-trade          286,943       31,305           --         (8,996)(1)       327,244
     Reserve for inventory obsolescence           1,444,152      115,585           --      1,187,822 (2)       371,915



(1) Use of allowance in write-off of scheduled bad debts

(2) Use of allowance in write-off of obsolete inventories

                         TRI-LITE, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements
                               For the Years Ended
                        December 31, 1998, 1997 and 1996

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Independent Auditor's Report................................................F-2

Consolidated Balance Sheets - December 31, 1998 and 1997....................F-3

Consolidated Statements of Operations - For the Years Ended
     December 31, 1998, 1997 and 1996.......................................F-4

Consolidated Statement of Stockholders' Equity (Deficit) - For the
 Period from January 1, 1996 through December 31, 1998......................F-5

Consolidated Statements of Cash Flows - For the Years Ended
     December 31, 1998, 1997 and 1996.......................................F-6

Notes to Consolidated Financial Statements..................................F-8

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Tri-Lite, Inc. and Subsidiaries
Signal Hill, California

We have audited the consolidated balance sheets of Tri-Lite, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of Tri-Lite, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audit referred to above includes audits of the financial statement schedule listed under Item 14(a)(2) of Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be stated therein.

/s/HEIN + ASSOCIATES LLP

Certified Public Accountants

Orange, California
April 15, 1999

                         TRI-LITE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                            DECEMBER 31,
                                                                  -------------------------------
                                                                      1998               1997
                                                                  ------------       ------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash and cash equivalents                                    $     22,594       $     83,970
     Accounts receivable - trade, less allowance
         for doubtful accounts of $24,421 and $47,059 in
         1998 and 1997, respectively                                   561,579            529,428
     Inventories, net                                                  587,300            317,771
     Prepaid expenses and other                                         39,246             34,412
     Note receivable - Officer                                           2,500             20,000
                                                                  ------------       ------------
                  Total current assets                               1,213,219            985,581
                                                                  ------------       ------------

PROPERTY AND EQUIPMENT:

     Machinery and equipment                                         1,210,127          1,178,885
     Leasehold improvements                                            338,152            344,724
                                                                  ------------       ------------
                                                                     1,548,279          1,523,609
     Less accumulated depreciation and
         amortization                                               (1,360,882)        (1,277,565)
                                                                  ------------       ------------
                  Net property and equipment                           187,397            246,044

OTHER ASSETS                                                           148,477            131,604
                                                                  ------------       ------------

TOTAL ASSETS                                                      $  1,549,093       $  1,363,229
                                                                  ============       ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                             $  1,536,574       $  1,769,502
     Notes payable and long-term debt - current portion                343,226            305,242
     Note payable - related party                                       95,991            142,668
                                                                  ------------       ------------
                  Total current liabilities                          1,975,791          2,217,412

LONG-TERM LIABILITIES:
     Liabilities Subject to Compromise                               5,721,602          5,721,602
     Notes payable and long-term debt - less current portion           565,962            565,962
     Note payable to Helionetics Inc., Official
         Committee of Unsecured Creditors                              800,000            800,000
     Note payable, related party                                       500,000            500,000
                                                                  ------------       ------------

                 Total liabilities                                   9,563,355          9,804,976
                                                                  ------------       ------------

Deferred Income                                                        158,333               --
                                                                  ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 9)                                    --                 --

STOCKHOLDERS' EQUITY (DEFICIT):

     Common stock, no par value; 25,000,000
         shares authorized, 4,928,948 and
         4,000,000 shares issued and outstanding at
         December 31, 1998 and 1997                                 11,973,048         11,813,346
     Contributed capital                                             1,127,290            968,335
     Accumulated deficit                                           (21,272,933)       (21,223,428)
                                                                  ------------       ------------

                  Total stockholders' equity (deficit)              (8,172,595)        (8,441,747)
                                                                  ------------       ------------


TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                                  $  1,549,093       $  1,363,229
                                                                  ============       ============


          See accompanying notes to consolidated financial statements.

                         TRI-LITE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             -------------------------------
                                                         1998              1997              1996
                                                         ----              ----              ----

REVENUES                                             $ 4,450,019       $ 5,084,837       $ 8,047,095
COST OF REVENUES                                       2,054,012         3,429,895         5,444,776
                                                     -----------       -----------       -----------
     Gross profit                                      2,396,007         1,654,942         2,602,319

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                          2,247,799         2,412,791         3,835,635
ENGINEERING AND PRODUCT DEVELOPMENT                       71,183              --                --
                                                     -----------       -----------       -----------

INCOME (LOSS) FROM OPERATIONS                             77,025          (757,849)       (1,233,316)

OTHER (INCOME) EXPENSES:
     Interest expense                                     94,028            37,199           302,002
     Other                                                (7,578)          (14,237)          307,345
                                                     -----------       -----------       -----------

INCOME (LOSS) BEFORE REORGANIZATION ITEMS,
     PROVISION FOR INCOME TAXES AND
     EXTRAORDINARY ITEM                                   (9,425)         (780,811)       (1,842,663)

     Reorganization items (Note 4)                        12,913           194,063         2,370,025
                                                     -----------       -----------       -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME
     TAXES AND EXTRAORDINARY ITEM                        (22,338)         (974,874)       (4,212,688)

PROVISION FOR INCOME TAXES                                27,167              --                --
                                                     -----------       -----------       -----------

INCOME (LOSS) BEFORE  EXTRAORDINARY ITEM                 (49,505)         (974,874)       (4,212,688)

 EXTRAORDINARY ITEM - gain from debt
      Reduction associated with Chapter 11
      Proceedings, net of income taxes of $ -0-             --             576,264              --
                                                     -----------       -----------       -----------

NET INCOME (LOSS)                                    $   (49,505)      $  (398,610)      $(4,212,688)
                                                     ===========       ===========       ===========

BASIC AND DILUTED EARNINGS PER SHARE:
     Income (Loss) before extraordinary item         $     (0.01)      $      (.24)      $      (.70)
     Extraordinary item                                     --                 .14              --
                                                     -----------       -----------       -----------
         Net income (loss)                           $     (0.01)      $      (.10)      $      (.70)
                                                     ===========       ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                    4,070,395         4,000,000         6,039,333
                                                     ===========       ===========       ===========


          See accompanying notes to consolidated financial statements.

                         TRI-LITE, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM JANUARY 1, 1996 THROUGH DECEMBER 31, 1998



                                                                                                                          TOTAL
                                                             COMMON STOCK                                             STOCKHOLDERS'
                                                    -----------------------------    CONTRIBUTED     ACCUMULATED          EQUITY
                                                       SHARES           AMOUNT         CAPITAL         DEFICIT          (DEFICIT)
                                                    ------------     ------------    ------------    ------------     ------------

BALANCES, December 31, 1995                         $  6,039,333     $ 11,813,346            --      $(16,612,130)    $ (4,798,784)

     Net loss                                               --               --              --        (4,212,688)      (4,212,688)
                                                    ------------     ------------    ------------    ------------     ------------

BALANCES, December 31, 1996                            6,039,333       11,813,346            --       (20,824,818)      (9,011,472)

     Elimination of old stockholders
         interests                                    (6,039,333)            --              --              --               --
     Issuance of new shares                            4,000,000             --              --              --               --
     Capital Contribution                                   --               --           426,739            --            426,739
     Net debt forgiveness between
         related parties                                    --               --           541,596            --            541,596
     Net income (loss)                                      --               --              --          (398,610)        (398,610)
                                                    ------------     ------------    ------------    ------------     ------------

BALANCES, December 31, 1997                            4,000,000       11,813,346         968,335     (21,223,428)      (8,441,747)

      Issuances of shares for services                   916,723          159,702            --              --            159,702
      Contribution by Helionetics                           --               --           158,955            --            158,955
      Issuances of shares to Helionetics
                Committee of unsecured creditors          12,225             --              --              --               --
         Net income (loss)                                  --               --              --           (49,505)         (49,505)
                                                    ------------     ------------    ------------    ------------     ------------

BALANCES, DECEMBER 31, 1998                         $  4,928,948     $ 11,973,048    $  1,127,290    $(21,272,933)    $ (8,172,595)
                                                    ============     ============    ============    ============     ============



                                   (continued)

                         TRI-LITE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------------
                                                                 1998              1997             1996
                                                             -----------       -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                       $   (49,505)      $  (974,874)      $(4,212,688)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                            55,662            56,689           237,447
         Loss due to impairment of long lived
              assets                                                --              37,400           319,264
         Services paid through the issuance of
              common stock                                        73,980              --                --
         Bad debt expense                                        (22,638)           26,329            40,301
         Inventory reserve                                        (7,949)         (315,940)       (1,072,237)
         Gain on Reorganization                                     --           1,117,860              --
         Changes in operating assets and liabilities,
              net of effects of business acquisitions:
              Accounts receivable                                  7,986           824,491         1,467,344
              Inventories                                       (261,580)          648,013         3,277,704
              Prepaid expenses and other                         (20,667)           43,357           (71,079)
              Accounts payable and accrued
                   expenses                                      (10,594)       (1,162,532)        2,650,893
              Deferred income                                    208,333              --                --
              Liabilities subject to compromise                     --            (426,739)             --
                                                             -----------       -----------       -----------
     Net cash provided by (used in) operating
         activities                                              (26,972)         (125,946)        2,636,949
                                                             -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                     $   (24,670)      $   (19,904)             --
      Other                                                       (1,041)             --                --
                                                             -----------       -----------       -----------
      Net cash (used in) investing activities                $   (25,711)      $   (19,904)             --
                                                             -----------       -----------       -----------



                                   (continued)

                         TRI-LITE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)



                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------------
                                                        1998              1997              1996
                                                     -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on line of credit, net               $    12,126       $      --         $      --
     Payments on line of credit                             --            (424,365)       (3,074,554)
     Proceeds from the issuance of notes payable          25,858              --             729,607
     Principal payments on notes payable                    --                --            (230,660)
     Payments on note payable to related party           (46,677)             --              37,051
     Net borrowings from related party                      --              87,320              --
     Net proceeds from capital contribution                 --             426,739              --
                                                     -----------       -----------       -----------
     Net cash provided by (used in) financing
         activities                                       (8,693)           89,694        (2,538,556)
                                                     -----------       -----------       -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                  (61,376)          (56,156)           98,393

CASH AND CASH EQUIVALENTS, at beginning of
     year                                                 83,970           140,126            41,733
                                                     -----------       -----------       -----------

CASH AND CASH EQUIVALENTS, at end of year            $    22,594       $    83,970       $   140,126
                                                     ===========       ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash payments for:
           Interest                                  $    19,497       $    15,256       $   302,002
                                                     ===========       ===========       ===========
           Taxes                                     $     3,600       $      --         $      --
                                                     ===========       ===========       ===========

NON-CASH INVESTING AND FINANCING
     ACTIVITIES:
     Conversion of note payable to Helionetics:      $      --         $(1,800,000)      $      --
                                                     ===========       ===========       ===========
     Issuance of notes payable to:
         Helionetics, Inc. Official Committee of
              unsecured creditors                    $      --         $   800,000       $      --
         Ms. Susan Barnes                            $      --         $   500,000       $      --
                                                     -----------       -----------       -----------
                                                     $      --         $ 1,300,000       $      --
                                                     ===========       ===========       ===========
     Conversion of SPL accounts payable to note
         payable                                     $      --         $   565,962       $      --
                                                     ===========       ===========       ===========
     Issuance of common stock to employee and
         consultants                                 $   159,702       $      --         $      --
                                                     ===========       ===========       ===========
     Contribution by Helionetics for Chapter 11
         administrative cost                         $   158,955       $      --         $      --
                                                     ===========       ===========       ===========





                         TRI-LITE, INC AND SUBSIDIARIES.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   ORGANIZATION AND BUSINESS:

     General - Tri-Lite, Inc. and its subsidiaries (the "Company") manufacture and distribute emergency electrical lighting fixtures for commercial and residential use and energy conservation and safety equipment for retail and commercial facilities. As of December 31, 1998, Tri-Lite, Inc. (Tri-Lite) has two wholly owned subsidiaries, Self Powered Lighting, Inc. (SPL), and Prolite Lighting and Sign Maintenance Co., Inc. (Prolite), and an 87.5% owned subsidiary, AIM Energy, Inc.

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

     Under Chapter 11, certain claims against a Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues business operations as a Debtor-in-possession. These claims are reflected in the December 31, 1998 and 1997, Balance Sheet as "Liabilities Subject to Compromise." Claims against the Company's assets which are secured against the Companies assets
     ("secured claims") are also stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Company's property and equipment.

     On January 16, 1997, the Bankruptcy Court approved the Tri-Lite Plan of
     Reorganization with Helionetics, Inc. and Susan Barnes as co-proponents of the plan. In April 1997, Helionetics, Inc filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy
     Court, Central District of California. As a result, the funding of the Company's reorganization plan was combined with that of Helionetics, Inc.
     The Helionetics Bankruptcy Plan, which included the provisions and methodology to fund the Tri-Lite plan, were approved by the US Bankruptcy
     Court on December 23, 1998. Provisions of the Combined Plan include the following:

     o Under the plan, the Company issued 4,000,000 "new shares", replacing all pre-petition common shares, with 82.5% of its "new" Tri-Lite common stock going to Ms. Susan Barnes in exchange for her agreement to forgo any claims on her approximately $4.3 million secured claim against Helionetics, Inc.

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

     o Helionetics, Inc. forgave its $1,800,000 note receivable and related accrued interest due from the Company.

     o Tri-Lite issued two interest bearing notes payable to Helionetics, Inc. Official Committee of Unsecured Creditors ($800,000) and to Susan
          Barnes ($500,000). Since such transaction occurred between related parties, the effect of the issuance's of these notes, net of the debt forgiven as described immediately above, is reflected as a credit to contributed capital in the accompanying Statement of Stockholders'
          Equity (Deficit).

     o Helionetics, Inc. tendered its holdings of AIM Energy, Inc. to the Company and this transaction has been recorded as a reorganization of entities under common control. The Company received no assets or liabilities in its acquisition of AIM. Additionally, AIM had insignificant operations prior to its acquisition.

     In March 1997, the court approved the Reorganization of SPL. Under the provisions of the Plan, all creditors will receive 100% of their allowed claims, with interest, within 60 months of the plan's effective date and Tri-Lite will retain its interest in SPL.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned and partially-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

     Accounts Receivable and Concentration of Credit Risk - Credit Risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted.
     Concentrations of credit risk (whether on or off the balance sheet) that arises from financial instruments, exist for groups of customers or groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions described below.

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






                         TRI-LITE, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Inventories - Inventories are valued at the lower of cost (first-in, first-out) or market. At December 31, 1998 and 1997, inventories consist of the following:

                                                    1998         1997
                                                 ---------    ---------
       Raw materials and component parts         $ 299,323    $ 354,879
       Work-in-process                              58,653       18,867
       Finished goods                              277,350          --
                                                 ---------    ---------
                                                   635,326      373,746
       Allowance for obsolescence                  (48,026)     (55,975)
                                                 ---------    ---------
                                                 $ 587,300    $ 317,771
                                                 =========    =========


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

     Warranties - The Company recognizes the full estimated cost of warranty expense when incurred.

     Earnings Per Share - The Company follows Statement of Financial Accounting
     Standards No. 128 when calculating earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. There were no common stock equivalents for the years ended
     December 31, 1998, 1997 and 1996.





                         TRI-LITE, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     As a result of its net losses and petition for relief under Chapter 11, the Company consolidated its manufacturing and warehouse operations and eliminated unprofitable products. Certain leasehold improvements and machinery and equipment were abandoned or disposed of. These assets were written down to their net realizable value upon disposal. A write down of $91,812 is included in re-organization items in the accompanying Statements of Operations as of December 31, 1996.

     Stock-Based Compensation - The Company has elected to follow Accounting
     Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"
     (APB25) and related interpretations in accounting for its employee stock options. In accordance with FASB Statement No. 123 "Accounting For Stock
     Based Compensation" (FASB123), the Company will disclose the impact of adopting the fair value accounting of employee stock options. Transactions in equity instruments with non-employees for goods or services have been accounted for using the fair value method prescribed by FASB123.

     Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS No. 107, Disclosures about Fair Value of
     Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes all cash, accounts receivable, accounts payable, and long-term debt, approximates the carrying value in the consolidated financial statements at December 31, 1998 and 1997.

     Impact of Recently Issued Accounting Standards - In June 1998, the
     Financial Accounting Standards Board issued Statement of Financial
     Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative
     Instruments and Hedging Activities". This statement is effective for fiscal years beginning after June 15, 1999. Earlier application is encouraged;
     however, the Company does not anticipate adopting SFAS No. 133 until the fiscal year beginning January 1, 2000. SFAS No. 133 requires than an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure





                         TRI-LITE, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     those instruments at fair value. The Company does not believe the adoption of SFAS No. 133 will have a material impact on assets, liabilities or equity. The Company has not yet determined the impact of SFAS No. 133 on the income statement or the impact on comprehensive income.

     SFAS No. 132, "Employers' Disclosures about Pensions and Other
     Postretirement Benefits" and SFAS No. 134, "Accounting for Mortgage-Backed
     Securities Retained after the Securitization of Mortgage Loans Held for
     Sale by a Mortgage banking Enterprise" were issued in 1998 and are not expected to impact the Company's future financial statement disclosures, results of operations and financial position.

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

     The financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. However, there is doubt about the Company's ability to continue as a going concern because of the magnitude of its losses; of its stockholders' deficit of $8,172,595 and its working capital deficit of $762,572 as of December 31, 1998. The Company's continued existence is dependent upon its ability to raise substantial capital, to increase sales and to significantly improve operations.

     Management has taken many actions in response to these conditions.
     Management believes that operations and product offerings have been consolidated sufficiently to generate operating profits and cash flows.
     Management has also negotiated new credit facilities which will improve the Company's ability to finance working capital requirements. Management believes that these actions will allow the Company to continue as a going concern.

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




                         TRI-LITE, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   REORGANIZATION ITEMS:

         The effects of transactions and adjustments related to reorganization activities were as follows:



                                          FOR THE YEARS ENDED DECEMBER 31,
                                      ----------------------------------------
                                         1998          1997           1996
                                      -----------   -----------    -----------

Impairment recognized on long-lived
    assets                            $      --     $      --      $ 1,305,874
Professional fees                          12,913       194,063      1,064,151
                                      -----------   -----------    -----------

         Total reorganization items   $    12,913   $   194,063    $ 2,370,025
                                      ===========   ===========    ===========



5.   DISCONTINUED OPERATIONS:

     As the result of the Chapter 11 filing in February 1996, the Company discontinued and liquidated all of it's lighting fixtures operations that involved designing, sourcing, manufacturing and marketing recessed lighting, track lighting, and decorative lighting. The results of operation are included in the basic financial statements because these operation did not constitute a separate segment.

     As of December 31, 1996, all related assets and liabilities of the lighting fixture businesses were written off and included in the results from continuing operations for the period then ended. Losses for the year ending
     December 31, 1996 related to these activities were as follows:

             Revenue                                     $       5,685,434
                                                         -----------------
             Expenses:
                 Cost of sales                                   4,133,137
                 Selling, general and administrative             5,415,885
                 Interest and other expense                        606,311
                                                         -----------------
             Total Expenses                                     10,155,333
                                                         -----------------

             Loss before provision for income
                 taxes                                   $      (4,469,899)
                                                         =================


6.   NOTE PAYABLE TO RELATED PARTIES:

     Pursuant to the Helionetics bankruptcy proceedings, the Helionetics, Inc.
     Official Committee of Unsecured Creditors ("Helionetics Committee") entered into a settlement agreement with the Company, Ms. Susan Barnes and her affiliates, and Bernard B. Katz, whereby 82.5% of Company's then issued and outstanding common shares would be issued to Ms. Susan Barnes, and 5% would be issued to the Helionetics Committee. Accordingly, Helionetics canceled and released its $1,800,000 promissory note secured by all the assets of the Company. In addition, the Company issued a senior secured promissory note in the amount of $800,000 in favor of the Helionetics Committee and a secured junior subordinated promissory note in the amount of $500,000 in favor of Ms. Susan Barnes. Both notes will bear interest




                         TRI-LITE, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     at 10.5% and 10%, respectively, and are subordinated to any new financing that the Company may require. The senior note is payable in installments of $7,318 per month for a period of five years, with a final balloon payment in December 2003. No payment can be made on the junior note until the senior note is paid in full. Ms. Barnes loaned the Company in 1997 and 1998 a total of approximately $248,400. At December 31, 1998, such loan had an outstanding balance of $95,991. The loan bears interest at the prime rate plus 2% and is due on demand.

7.   NOTES PAYABLE AND LONG-TERM DEBT:

         Notes payable and long-term debt at December 31, 1998 and 1997 consisted of the following:


                                                                      1998               1997
                                                                      ----               ----
Payable to Self-Powered Lighting creditors, due in
Installments of $226,384 in January 2000; $113,192 in 2001;
$113,192 in 2002; $133,194 in 2003, bearing interest at the
bank's prime rate plus 2%(9.75% at December 31, 1998)             $    565,962       $    565,962

Advances from Altres Financial for accounts  receivable
factored at a discount rate of 1.5% plus related service fees             --              305,242

Advances from FC Commercial for an accounts receivable
purchasing facility at a base fee of the prime rate plus 6%
(13.75% at December 31, 1998)                                          317,368               --

Installment contract payable at 9.15% interest at $2,873 per
month                                                                   25,858               --
                                                                  ------------       ------------
                                                                       909,188            871,204

Less: Current portion                                                 (343,226)          (305,242)
                                                                  ------------       ------------

Total notes payable and long-term debt, less current portion      $    565,962       $    565,962
                                                                  ------------       ------------

Future annual maturities of notes payable and long-term debt as of December 31, 1998 are as follows:

                                                     1999                            $    343,226
                                                     2000                            $    226,384
                                                     2001                            $    113,192
                                                     2002                            $    113,192
                                                     2003                            $    113,194
                                                                                     ------------
                                                                                     $    909,188
                                                                                     ============

                         TRI-LITE, INC AND SUBSIDIARIES.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In December 1996, the Company entered into an agreement with Altres Financial to factor up to $1,000,000 in accounts receivable, $200,000 minimum per month, at a discount of 20%. The company is entitled to a rebate of the commissions less 1.25% of the amount factored plus 0.35% for every ten days past 30 days an account is outstanding, a daily funds charges equal to prime plus 1% dividend by 360 and a monthly collateral fee of 0.25%. The factor may also maintain a reserve of 5% of the outstanding balance on accounts factored. In June 1998 the company paid-off Altres Financial and entered into a receivable purchasing facility with FC Commercial for $500,000, $200,000 minimum purchases per month at a base fee of 6% plus prime rate. As of December 31, 1998, the face amount of receivables factored was $425,276.

9.   LIABILITIES SUBJECT TO COMPROMISE:

     Liabilities subject to compromise as of December 31, 1998 and 1997 consists of the following:

       Trade payables and accrued expenses          $    3,520,776
       Taxes                                               291,775
       Commissions                                         257,765
       Other expenses                                      338,025
       Note payable                                        180,000
       Claims under rejected executory                   1,133,261
                                                    --------------
       Total                                        $    5,721,602
                                                    ==============

9.   COMMITMENTS AND CONTINGENCIES:

     Leases - The Company leases its facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2005.

     Future annual minimum rental commitments in the aggregate under these non-cancelable operating leases are as follows:

        FOR THE YEAR ENDING DECEMBER 31,
        --------------------------------
                        1999                         $  156,049
                        2000                            162,370
                        2001                            169,300
                        2002                            163,170
                        2003                             76,300
                     Thereafter                         108,092
                                                     ----------
                                                     $  835,281
                                                     ==========

     Total rental expense related to all operating leases amounted to $153,796, $235,827 and $408,480 in 1998, 1997 and 1996, respectively.

                         TRI-LITE, INC AND SUBSIDIARIES.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

10.  INCOME TAXES:

     Income tax expense for the years ended December 31, 1998, 1997 and 1996 is comprised of the following:

                                   1998           1997           1996
                                   ----           ----           ----
         Current
             Federal            $     -       $      -        $      -
             State                  18,000           -               -
             Foreign Tax             9,167           -               -
                                ----------    ------------    ------------
                                    27,167           -               -
                                ----------    ------------    ------------
         Deferred
             Federal                  -              -               -
             State                    -              -               -
                                ----------    ------------    ------------
                                      -              -               -
                                ----------    ------------    ------------
                                $   27,167    $      -        $      -
                                ==========    ============    ============

     Income tax expense (benefit) for the years ended December 31, 1998, 1997, and 1996 differed from the amount computed by applying the U.S. Federal income tax rate of 34% for each period as follows:

                                        1998                        1997                          1996
                                        ----                        ----                          ----
Computed "expected" tax
   Expense (benefit)             $ (7,595)  (34.0)%        $ (135,527)    (34.0%)          $(1,585,683)    (34.0)%
Nondeductible expenses              1,020     4.6%               --         0.0%                  --         0.0%
Change in the beginning-of-
   the-year balance of the
   Valuation allowance for
   Deferred tax assets              6,575    29.4%            135,527      34.0%             1,585,683      34.0%
State taxes                        18,000    80.6%               --         0.0%                  --         0.0%
Foreign Tax                         9,167    41.0%               --         0.0%                  --         0.0%
                                 ----------------          --------------------            ---------------------
                                 $ 27,167   121.6%         $     --         0.0%           $      --         0.0%
                                 ================          ====================            =====================

     The tax effects of temporary differences that give rise to significant portions of the deferred taxes at December 31, 1998 and 1997 are presented below:

                         TRI-LITE, INC AND SUBSIDIARIES.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                      1998             1997
                                                   -----------     -----------
Current deferred tax assets (liabilities):
     Accounts receivable due to allowance for
         doubtful accounts                         $     9,802     $    18,889
     Inventories due to allowance for
         obsolescence                                   19,277          22,467
     Compensated absences, principally due to
         accrual for financial reporting
         purposes                                       44,525          49,361
     Accrued expenses, principally due to
         accrual for financial reporting
         purposes                                      816,117         810,952
     Write-down of assets for book not tax             128,874         128,874
     Other                                               8,041           4,027
                                                   -----------     -----------
                                                     1,026,636       1,034,570

     Less valuation allowance                       (1,026,636)     (1,034,570)
                                                   -----------     -----------

     Net current deferred tax assets               $      --       $      --


Long-term deferred tax assets (liabilities):
     Asset acquisition basis adjustment               (130,848)       (130,848)
     Depreciation and amortization                      24,828         (27,268)
     Net operating loss carry forwards               6,975,043       6,951,789
                                                   -----------     -----------
                                                     6,869,023       6,793,673
     Less valuation allowance                       (6,869,023)     (6,793,673)
                                                   -----------     -----------

     Net long-term deferred tax assets             $      --       $      --
                                                   ===========     ===========


     As of December 31, 1998, the Company had net operating loss carry forwards for federal and state purposes of approximately $19,758,000 and $2,768,000, respectively, which expire in 2018 and 2003. The benefit of the net operating losses to offset future taxable income is subject to reduction or limitation of use as a result of consolidated return filing regulations and additional limitations relating to a greater than 50% change in ownership. The change in the valuation allowance for the year ended December 31, 1998 and 1997 was $67,416 and $108,724, respectively.

11.  SEGMENT INFORMATION:

     During the year ended December 31, 1996 the Company operated only in one industry segment, the lighting fixture business segment.

                         TRI-LITE, INC AND SUBSIDIARIES.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     During the year ended December 31, 1998 and 1997 the Company operated again in two industry segments, as follows:

          1.   The lighting fixture business segment
          2.   The energy conservation and safety equipment business segment

     Identifiable assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets are, principally, cash and cash equivalents.

     Information concerning the Company's operations and related information in its two different industry segments for the year ended December 31, 1998 and 1997 is as follows:

                                                                   Energy
                                                              Conservation and
1998                                    Lighting Fixture      Safety Equipment
----                                    Business Segment      Business Segment           Total
                                        ----------------      ----------------           -----
Revenues from external
    Customers                             $ 3,629,946           $   820,073           $ 4,450,019
Intersegment revenues                            --                    --                    --
Interest revenue                          $     2,491                  --             $     2,491
Interest expense                          $    94,028                  --             $    94,028
Net interest revenue (expense)            $   (91,537)                 --             $   (91,537)
Depreciation and amortization             $    53,996           $     1,666           $    55,662
Segment profit                            $   238,905           $  (125,547)          $   113,358
Other significant non-cash items:
     Cost in excess of billings on
      long-term contracts                        --                    --                    --
Segment assets                            $ 1,417,920           $   131,173           $ 1,549,093
Expenditures for segment assets           $    15,187           $     9,483           $    24,670

                                                                   Energy
                                                              Conservation and
1997                                    Lighting Fixture      Safety Equipment
----                                    Business Segment      Business Segment           Total
                                        ----------------      ----------------           -----

Revenues from external
    Customers                             $ 4,743,521           $   341,316           $ 5,084,837
Intersegment revenues                            --                    --                    --
Interest revenue                                 --                    --                    --
Interest expense                          $    37,199                  --             $    37,199
Net interest revenue (expense)            $   (37,199)                 --             $   (37,199)
Depreciation and amortization             $    56,689                  --             $    56,689
Segment profit                            $  (906,273)          $   (45,639)          $  (951,912)

                         TRI-LITE, INC AND SUBSIDIARIES.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Other significant non-cash items:
    Cost in excess of billings on
     Long-terms contracts                        --                    --                    --
Segment assets                            $ 1,301,405           $    61,824           $ 1,363,229
Expenditures for segment assets           $    19,904                  --             $    19,904

Segment profit is total revenue less operating expenses, none of the following items has been added or deducted: general corporate expenses; dividend, interest, and miscellaneous income; interest expense; income tax; and extraordinary item.

                         TRI-LITE, INC AND SUBSIDIARIES.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                      Column A                            Column B               Column C                Column D        Column E
                                                                       ----------------------------
                                                         BALANCE AT     CHARGED TO     CHARGED TO
                                                        BEGINNING OF    COSTS AND        OTHER                          BALANCE AT
                    DESCRIPTION                            PERIOD        EXPENSES       ACCOUNTS        DEDUCTIONS     END OF PERIOD
-----------------------------------------------------  --------------  ------------    ------------  ----------------  -------------

YEAR ENDED DECEMBER 31, 1998:
     Allowance for doubtful accounts - trade           $    47,059       $  17,423     $      -      $    40,061 (1)     $  24,421
     Reserve for inventory obsolescence                     55,975              -             -            7,949 (2)        48,026

YEAR ENDED DECEMBER 31, 1997:
     Allowance for doubtful accounts - trade               327,244          26,329            -          306,514 (1)        47,059
     Reserve for inventory obsolescence                    371,915              -             -          315,940 (2)        55,975

YEAR ENDED DECEMBER 31, 1996:
     Allowance for doubtful accounts - trade               286,943          31,305            -           (8,996)(1)       327,244
     Reserve for inventory obsolescence                  1,444,152         115,585            -        1,187,822 (2)       371,915


         (1)       Use of allowance in write-off of scheduled bad debts
         (2)       Use of allowance in write-off of obsolete inventories