Form 10-Q
period 1999-03-31
TRI LITE INC /PA/
filed 1999-05-14
CIK 910350

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

  For the quarterly period ended March 31, 1999 Commission file number 1-12462


                                 TRI-LITE, INC.
             (Exact name of registrant as specified in its charter)


                Pennsylvania                                23-2515309
(State or other jurisdiction of incorporation            (I.R.S. Employer
         or organization)                               Identification No.)


               2701 Junipero Street, Signal Hill, California 90806
                    (Address of principal executive offices)

                                 (562) 426-8622
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes ___X___    No______



    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes__X___    No______


         Indicate the number of shares outstanding at each of the issuer's classes of common stock; as of the latest practicable date: 4,928,948 shares of common stock as of March 31, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                        PAGE #

Item 1.  Financial Statements

             Statement of Operations                                     3

             Balance Sheets                                              4

             Statement of Cash Flows                                     5

             Notes to Consolidated Financial Statements                  6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             8

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk.                                                    8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               9

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - none                                        9

Item 6.  Exhibits and Reports on Form 8-K                                9

                                 TRI-LITE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                    Unaudited

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                              March 31,
                                                     ---------------------------
                                                        1999             1998
                                                     ----------       ----------

REVENUES                                             $1,400,854       $1,194,900
                                                     ----------       ----------

COST AND EXPENSES
     Cost of Sales                                      697,241          454,500
     Selling, general and administrative                538,790          569,100
     Chapter 11 administrative cost                        --               --
     Interest and factoring cost                         42,874           38,800
                                                     ----------       ----------
                                                      1,278,905        1,062,400
                                                     ----------       ----------
OTHER  INCOME (EXPENSES)
     Interest income                                       --               --
     Other                                                3,313             --
                                                     ----------       ----------
                                                          3,313             --
                                                     ----------       ----------

INCOME BEFORE PROVISION FOR INCOME TAX                  125,262          132,500
     Provision for income tax                            13,750             --
                                                     ----------       ----------

NET INCOME                                           $  111,512       $  132,500
                                                     ==========       ==========

EARNINGS PER COMMON SHARE (Note 1):
     Primary                                         $     0.03       $     0.03
                                                     ----------       ----------
     Fully Diluted                                   $     0.03       $     0.03
                                                     ----------       ----------


         The accompanying notes are an integral part of these statements

                         TRI-LITE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,
                                                                      1999          December 31,
                                                                   (Unaudited)          1998
                                                                  ------------      ------------
ASSETS
Current Assets
     Cash and cash equivalents                                    $     79,819      $     22,594
     Accounts receivable, net                                          657,118           561,579
     Inventories                                                       606,152           587,300
     Other current assets                                               47,423            41,746
                                                                  ------------      ------------
          Total current assets                                       1,390,512         1,213,219
                                                                  ------------      ------------
Property and Equipment
     Machinery and equipment                                         1,214,796         1,210,127
     Leasehold improvement                                             338,152           338,152
                                                                  ------------      ------------
                                                                     1,552,948         1,548,279
     Less: accumulated depreciation and
               amortization                                         (1,372,542)       (1,360,882)
                                                                  ------------      ------------
               Net property and equipment                              180,406           187,397
Other Assets                                                           130,086           148,477
                                                                  ------------      ------------
Total Assets                                                      $  1,701,004      $  1,549,093
                                                                  ============      ============

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current Liabilities
     Accounts payable and accrued expenses                        $  1,604,338      $  1,536,574
     Notes payable and long-term debt-current (Note 2)                 553,957           343,226
     Note payable - related party (Note 3)                              97,741            95,991
                                                                  ------------      ------------
          Total current liabilities                                  2,256,036         1,975,791
Long Term Liabilities
     Liabilities Subject to Compromise                               5,721,602         5,721,602
     Notes payable and long term debt-less current (Note 2)            339,578           565,962
     Note payable to Helionetics Inc., Official
          Committee of Unsecured Creditors (Note 3)                    799,038           800,000
     Note payable - related party (Note 3)                             500,000           500,000
                                                                  ------------      ------------
               Total liabilities                                     9,616,254         9,563,355
                                                                  ------------      ------------
Deferred Income                                                        145,833           158,333
                                                                  ------------      ------------
Commitments and Contingencies
Stockholders' Equity (Deficit):
     Common Stock-no par value; 25,000,000 shares authorized,
          4,928,948 shares issued and outstanding at
          March 31, 1999 and December 31, 1998                      11,973,048        11,973,048
     Contributed capital                                             1,127,290         1,127,290
     Accumulated deficit                                           (21,161,421)      (21,272,933)
                                                                  ------------      ------------
               Total Stockholders' equity (deficit)                 (8,061,083)       (8,172,595)
                                                                  ------------      ------------
Total Liabilities and Stockholders' Equity
 (Deficit)                                                        $  1,701,004      $  1,549,093
                                                                  ============      ============


         The accompanying notes are an integral part of these statements

                         TRI-LITE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              Three Months Ended
                                                                  March 31,
                                                          ------------------------
                                                             1999           1998
                                                          ---------      ---------
Cash flows from operating activities:
     Net Income                                           $ 111,512      $ 132,500
     Adjustment to reconcile net income to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                      11,660          9,700
          Interest                                           29,826           --
          Deferred revenue                                  (12,500)
     Net change in operating assets and liabilities         (67,952)       (17,600)
                                                          ---------      ---------
          Net cash provided by (used in) operations          72,546        124,600
                                                          ---------      ---------

Cash flow from investing activities:
     Purchase of property and equipment                      (4,670)        (9,900)
     Other assets                                            18,391         43,200
     Other                                                    6,815           --
                                                          ---------      ---------
          Net cash provided by (used in) investing           20,536         33,300
             activities
                                                          ---------      ---------

Cash flow from financing activities:
     Net borrowings (payments) to line of credit, net        (7,034)          --
     Payments on notes payable                              (30,573)          --
     Payments on note payable-related, net                    1,750        (15,300)
     Other                                                                 (18,400)
                                                          ---------      ---------
          Net cash provided by (used in) financing          (35,857)       (33,700)
             activities
                                                          ---------      ---------

Net change in cash and cash equivalents                      57,225        124,200
Cash and cash equivalents, at beginning of period            22,594         84,000
                                                          =========      =========
Cash and cash equivalents, at end of period               $  79,819      $ 208,200
                                                          =========      =========
Supplemental Cash Flow Information:
     Cash payments for:
          Interest                                        $  13,048      $  23,800
          Taxes                                           $    --        $    --

         The accompanying notes are an integral part of these statements

                            TRI-LITE AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Summary of Significant Accounting Policies

         The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited except for the balance sheet as of December 31, 1998. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management the accompanying financial statements contain all adjustments necessary to present fairly the Company's financial position and the results of operations for the periods presented. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Upon consolidation all material intercompany transactions and accounts have been eliminated.

         Inventories

         Inventories are valued at the lower of cost (first-in, first-out method) or market.

         Earnings per share

         The Company follows Statement of Financial Accounting Standards No. 128 when calculating earnings per share and is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.. There were no common stock equivalents for the period. Weighted average shares are as follows:

                                                            March 31,
                                                    -------------------------
                                                      1999             199
                                                    ---------       ---------
                                                    4,928,948       4,000,000

(2)   Notes Payable

         Notes payable at March 31, 1999 and December 31, 1998 consisted of the following:

                                                     March 31,     December 31,
                                                       1999           1998
                                                     ---------      ---------
Advances from FC Commercial for an accounts
receivable purchasing facility at prime rate
plus 6%                                              $ 310,334      $ 317,368

Installment contract payable at 9.15% interest
at $2,873 per month                                     17,239         25,858

Payable to Self Powered Lighting creditors,
due in installments of $226,384 in January 2000;
$113,192 in 2001; $113,192 in 2002; $133,194 in
2003, bearing interest at the bank prime rate
plus 2%                                                565,962        565,962
                                                     ---------      ---------
                                                     $ 893,535      $ 909,188
Less:  Current portion                                (553,957)      (343,226)
                                                     =========      =========
                                                     $ 339,578      $ 565,962
                                                     =========      =========

(3)  Note Payable-related parties

         Pursuant to the Helionetics bankruptcy proceedings, the Helionetics, Inc. Official Committee of Unsecured Creditors (Helionetics Committee) entered into a settlement agreement with the Company, Ms. Susan Barnes and her affiliates, and Bernard B. Katz and in connection therewith the Company issued a senior secured promissory note in the amount of $800,000 in favor of the Helionetics Committee and secured junior subordinated promissory note in the amount of $500,000 in favor of Ms. Susan Barnes. Both notes bear interest at 10.5% and 10% respectively and are subordinated to any new financing that the Company may require. The senior note is payable in installments of $7,318 per month for a period of five years, with a final balloon payment in December 2003. No payment can be made on the junior note until the senior note is paid in full. Ms Barnes loaned the Company in 1997 and 1998 a total of approximately $248,400. At March 31, 1999 and December 31, 1998 such loan had an outstanding balance of $97,741 and $95,991, respectively. The loan bears interest at the prime rate plus 2% and is due on demand.

(4)  Income Taxes

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

         The income tax expense for March 31, 1999 is comprised of $12,500 state income tax and $1,250 of foreign tax. No provision for federal income tax was provided for the period as a result of the Company's net operating loss carryforwards.

(5)  Plan of Reorganization

         On January 16, 1997, the Bankruptcy Court approved the Tri-Lite Plan of Reorganization with Helionetics, Inc. (Helionetics) and Susan Barnes as co-proponents. In April 1997, Helionetics filed a voluntary petition under Chapter 11 of the Bankruptcy Code. As a result, the funding of the Company's reorganization plan was combined with that of Helionetics. The Helionetics Liquidating Plan, which included the provisions and methodology to fund the Tri-Lite plan, were approved by the Bankruptcy Code on December 23, 1998. Following were significant provisions of the plan:

     o The Company issued 4,000,000 "new" shares replacing pre-petition common shares, with 82,5% of its "new" shares going to Susan Barnes in exchange for her agreement to forgo any claims on her approximately $4.3 million secured claim against Helionetics. 12.5% "new" shares, or 500,000, were issued to the "old" shareholders and 5% , or 200,000 shares were issued to the Helionetics Committee of Unsecured Creditors (Helionetics Committee).

     o The unsecured creditors of the Company will receive up to 47% of their allowed claims in cash. The actual disbursement is subject to the finalized Helionetics Bankruptcy Plan.

     o Helionetics forgave its $1,800,000 note receivable and related accrued interest due from the Company.

     o The Company issued two secured interest bearing promissory note to the Helionetics Committee ($800,000) and to Susan Barnes ($500,000).

     o    Helionetics tendered its holdings of AIM Energy, Inc. to the Company.

                         TRI-LITE, INC. AND SUBSIDIARIES

Item 2. Management Discussion and Analysis of Financial Condition and results of operations

         Liquidity and Capital Resources

         As discussed in the Form 10-K for the year ended December 31, 1998, the Company continued to rely on its internal cash flow to fund its operations. This source of liquidity while sufficient for its current operating plan , may not be sufficient to support the increase in its customer backlog and thereby risk the possibility of losing some customer orders. Moreover, AIM will require $250,000 in its effort to reduce the cost of its AIM products to further compete in the marketplace and increase its market share. The Company will attempt to tap the equity market for this additional working capital needs.

         Working capital at March 31, 1999 were a deficit of $865,524, which deficit included $226,384 of installments due in the first quarter of 2000 to SPL creditors. Excluding this installments, the working capital deficit at March 31, 1999 decreased by $123,360 from December 31, 1998. Working capital deficit at December 31, 1998 totaled $762,500. Receivable and inventories, a significant component of working capital, increased by approximately $114,000 at March 31, 1999. Trade payable and accrued expenses declined by approximately $68,000 from the 1998 year-end.

         No significant capital expenditures are planned in the remainder of 1999.

         The balance of the liabilities subject to compromise totaling $5,721,602, which represented the liabilities stayed as a result of the Company's Chapter 11 proceedings, is expected to be recognized partly as a gain and as a contribution to capital by Helionetics. This recognition is expected to be realized in 1999.

         Year 2000 Issues - As described more fully in the Company's Form 10-K, the Company does not have a major year 2000 problems due to the nature of its products. It would require approximately $30,000 to update its hardware and management system software to comply with the year 2000 issues.

         Results of Operations

         Revenues for the three months ended March 31, 1999 and 1998 were $1,400,800 and $1,194,900, respectively. Excluding the effect of the sale to Shindengen Corporation (Shindengen) of $270,000, revenues increased by approximately $425,000. SPL reported revenues of $1,139,000 in 1999 of the same period compared with $856,000 in 1998 or an increase of $283,000. AIM Energy's revenues for the quarter ended 1999 and 1998 were $260,900 and $339,100. Excluding the sale to Shindengen AIM reported an increase in revenue in 1999 of approximately $121,700 over the same period in 1998.

         Cost of sales for March 31, 1999 and 1998 were 49.7% and 38%, respectively. Excluding the effect of the sale to Shindengen, cost of sales was 45.6% in 1998.

         Selling, general and administrative expenses were $538,790 for the three months ended March 31, 1999 compared with $569,100 in the same period in 1998, or a decrease of $30,310.

         The interest expense, primarily, relate to the two secured promissory note of $800,000 and $500,000; and also interest accrued from the SPL payable to creditors.

         Income tax provision relate to estimated state income tax and foreign tax applicable to the Shindengen deferred revenue.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company does not have any market risk sensitive instrument at March 31, 1999.

                         TRI-LITE, INC. AND SUBSIDIARIES

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 5. Other Information

         Jack Katz resigned as a director of the Company effective May 10, 1999. Mr. Katz is the CEO of Self Powered Lighting, Inc., a wholly owned subsidiary of the Company. On May 6, 1999, Mr. Ernest Dageford resigned as a director of the Company. Mr. Katz and Dageford continued to be the President of their respective Company's. The resignation is consistent with the Company's desire to have "outsiders" as members of the board of directors.

         On April 23, 1999, the board of directors granted a 50,000 stock option to Mr. Fred de Boom, a member of the board. The option is exercisable at $0.09 per share and vest 25,000 one year from April 23, 1999 and 25,000 two years from April 23, 1999.


Item 6.  Exhibits and Reports on Form 8-K


         No Form 8-K has been filed since the last Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 TRI-LITE, INC.


Date:  May 13, 1999                        /s/ E. MAXWELL MALONE
                                           ---------------------
                                           E. MAXWELL MALONE
                                           President and Chief Executive Officer


Date:  May 13, 1999                        /s/ ADRIAN CAYETANO
                                           -------------------
                                           ADRIAN CAYETANO
                                           Chief Accounting Officer