Form 10-Q
period 1999-06-30
TRI LITE INC /PA/
filed 1999-08-13
CIK 910350

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

 For the quarterly period ended June 30, 1999 Commission file number 1-12462
                                -------------                        -------


                                TRI-LITE, INC.
            (Exact name of registrant as specified in its charter)


             Pennsylvania                                23-2515309
             ------------                                ----------
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                      Identification No.)


                11779 Cardinal Circle, Garden Grove, CA 92843
                ---------------------------------------------
                   (Address of principal executive offices)

                                (714) 537-3456
                                --------------
             (Registrant's telephone number, including area code)

                 2701 Junipero Street, Signal Hill, CA 90806
                 -------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X             No
                               -------             -------


   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                            PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                            Yes   X             No
                               -------             -------

         Indicate the number of shares outstanding at each of the issuer's classes of common stock; as of the latest practicable date: 4,928,948 shares of common stock as of June 30, 1999

                                    INDEX

PART I.           FINANCIAL INFORMATION                                PAGE #

Item 1.           Condensed Financial Statements

                      Consolidated Balance Sheets                         3
                      Consolidated Statements of Operations               4
                      Consolidated Statements of Cash Flows               5
                      Notes to Consolidated Financial Statements          6-7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     8

Item 3.           Quantitative and Qualitative Disclosures About
                  Market Risk.                                            8

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                       9

Item 2.           Changes in Securities and Use of  Proceeds             None

Item 3            Defaults Upon Senior Securities                        None

Item 4            Submission of Matters to a Vote of Security Holders    None

Item 5.           Other Information                                       9

Item 6.           Exhibits and Reports on Form 8-K                        9

                        PART I. FINANCIAL INFORMATION
                         Item 1. Financial Statements

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                TRI-LITE, INC.

                                                                    June 30,               December 31,
                                                                      1999                    1998*
                                                                ------------------       -----------------
                                                                   (Unaudited)
ASSETS
Current Assets
    Cash and cash equivalents                                   $         86,300         $       22,600
    Accounts receivable, net                                             767,000                561,600
    Inventories                                                          797,000                587,300
    Other current assets                                                  91,400                 41,700
                                                                ------------------       -----------------
       Total current assets                                            1,741,700              1,213,200
                                                                ------------------       -----------------
Property and Equipment
    Machinery and equipment                                            1,230,800              1,210,100
    Leasehold improvement                                                338,200                338,200
                                                                ------------------       -----------------
                                                                       1,569,000              1,548,300
    Less: accumulated depreciation and
       amortization                                                   (1,387,400)            (1,360,900)
                                                                ------------------       -----------------

       Net property and equipment                                        181,600                187,400
                                                                ------------------       -----------------

Other Assets                                                              18,200                148,500
                                                                ------------------       -----------------
Total Assets                                                    $      1,941,500         $   1,549,100
                                                                ==================       =================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
---------------------------------------
Current Liabilities
    Accounts payable and accrued expenses                       $      1,658,800         $    1,536,600
    Current portion of notes payable                                     554,000                343,200
    Current portion of note payable - related party                       56,800                 96,000
                                                                ------------------       -----------------
       Total current liabilities                                       2,269,600              1,975,800
Long Term Liabilities
    Liabilities Subject to Compromise                                  2,455,500              5,721,600
    Notes payable and long term debt-less current portion                362,100                566,000
    Note payable to Helionetics Inc., Official
       Committee of Unsecured Creditors                                  798,000                800,000
    Note payable - related party less current portion                    500,000                500,000
    Deferred income                                                      133,300                158,300
                                                                ------------------       -----------------
       Total liabilities                                               6,518,500              9,721,700
                                                                ------------------       -----------------

Commitments and Contingencies
Stockholders' (Deficit):
    Common Stock-no par value; 25,000,000
       shares authorized, 4,928,948 shares
       issued and outstanding at June 30, 1999 and
       December 31, 1998                                              11,973,000             11,973,000
    Contributed capital                                                2,529,400              1,127,300
    Accumulated deficit                                              (19,079,400)           (21,272,900)
                                                                ------------------       -----------------
       Total Stockholders' (deficit)                                  (4,577,000)            (8,172,600)
                                                                ------------------       -----------------

Total Liabilities and Stockholders' (Deficit)                   $      1,941,500         $    1,549,100
                                                                ==================       =================

          *Condensed from audited Consolidated Financial Statements
        The accompanying notes are an integral part of these Condensed
                      Consolidated Financial Statements

                                TRI-LITE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                       Three Months Ended                         Six Months Ended
                                                            June 30,                                  June 30,
                                             --------------------------------------     ------------------------------------
                                                   1999                  1998                1999                 1998
                                                   ----                  ----                ----                 ----
REVENUES                                     $   1,307,400         $   1,306,300        $    2,708,300       $   2,501,200
                                             -----------------     -----------------    ----------------     ----------------

COST AND EXPENSES
  Cost of Sales                                    470,900               655,100             1,168,100           1,109,600
  Selling, general and administrative              529,900               503,700             1,068,700           1,072,800
  Interest and factoring cost                       60,900                41,600               103,800              80,400
                                             -----------------     -----------------    ----------------     ----------------
       Total costs and expenses                  1,061,700             1,200,400             2,340,600           2,262,800
                                             -----------------     -----------------    ----------------     ----------------

OTHER  INCOME (EXPENSES)
  Other                                             (2,700)                 -                      600             -
                                             -----------------     -----------------    ----------------     ----------------

INCOME BEFORE PROVISION FOR INCOME TAX AND
  EXTRAORDINARY ITEM
                                                   243,000               105,900               368,300             238,400
  Provision for income tax                          41,000                  -                   54,800             -
                                             -----------------     -----------------    ----------------     ----------------

INCOME Before Extraordinary Item                   202,000               105,900               315,500             238,400

EXTRAORDINARY ITEM - Gain from debt
  reduction associated with Chapter 11
  proceedings, net of income taxes of $0
                                                 1,880,000                  -                1,880,000             -
                                             -----------------     -----------------    ----------------     ----------------

NET INCOME                                   $   2,082,000         $     105,900        $    2,193,500       $     238,400
                                             =================     =================    ================     ================

EARNINGS PER COMMON SHARE BEFORE
  EXTRAORDINARY ITEM
  Basic                                              $0.04                 $0.03                 $0.06               $0.06
                                                     =====                 =====                 =====               =====
  Diluted                                            $0.04                 $0.03                 $0.06               $0.06
                                                     =====                 =====                 =====               =====

EARNINGS PER COMMON SHARE
  Basic                                              $0.42                 $0.03                 $0.45               $0.06
                                                     =====                 =====                 =====               =====
  Diluted                                            $0.42                 $0.03                 $0.45               $0.06
                                                     =====                 =====                 =====               =====


        The accompanying notes are an integral part of these Condensed
                      Consolidated Financial Statements

                       TRI-LITE, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Six Months Ended
                                                                              June 30,
                                                                     1999                     1998
                                                               ------------------       ------------------
Cash flows from operating activities:

    Net Income                                                 $     2,193,500          $     238,400
          Non-Cash gain from Chapter 11 proceedings                 (1,880,000)                 -

    Adjustment to reconcile net income to net cash provided
    by (used in) operating activities:
        Depreciation and amortization                                   26,500                  6,500
        Deferred revenue                                               (25,000)                 -
    Net change in operating assets and liabilities                  (1,690,600)              (300,700)
                                                               ------------------       ------------------
        Net cash provided by (used in)  operating activities        (1,375,600)               (55,800)
                                                               ------------------       ------------------

Cash flow from investing activities:
    Purchase of property and equipment                                 (34,200)               (11,100)
    Other assets                                                        71,100                 42,300
                                                               ------------------       ------------------
        Net cash provided by investing activities                       36,900                 31,200
                                                               ------------------       ------------------

Cash flow from financing activities:
    Net borrowings (payments) under line of credit                      24,100                  -
    Payments on notes payable                                           (2,000)                 -
    Payments on note payable-related, net                              (21,800)                44,400
    Capital contribution from Chapter 11 proceedings                 1,402,400                  -
                                                               ------------------       ------------------
        Net cash provided by financing activities                    1,402,400                 44,400
                                                               ------------------       ------------------

Net change in cash and cash equivalents                                 63,700                 19,800
Cash and cash equivalents, at beginning of period                       22,600                 84,000
                                                               ------------------       ------------------
Cash and cash equivalents, at end of period                    $        86,300          $     103,800
                                                               ==================       ==================
Supplemental Cash Flow Information:
    Cash payments for:
        Interest                                               $       103,800          $      50,400
                                                               ==================       ==================


        The accompanying notes are an integral part of these Condensed
                      Consolidated Financial Statements

                           TRI-LITE AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)      Summary of Significant Accounting Policies
         ------------------------------------------

         The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management the accompanying financial statements contain all adjustments necessary to present fairly the Company's financial position and the results of operations for the periods presented. The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Upon consolidation all material intercompany transactions and accounts have been eliminated.

         Inventories

         Inventories are valued at the lower of cost (first-in, first-out method) or market.

         Earnings per share

         The Company follows Statement of Financial Accounting Standards No. 128 when calculating earnings per share and is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Common stock equivalents had no dilutive impact for the period. Shares used in the computation are as follows:


                                                                   June 30,
                                                        1999                   1998
                                                      --------              ----------

     Weighted average shares                            4,928,948              4,000,000

(2)      Notes Payable
         -------------

         Notes payable at June 30, 1999 and December 31, 1998 consisted of the following:

                                                        June 30,              December 31,
                                                          1999                    1998
                                                     ----------------       -----------------
Advances from FC Commercial for an accounts
receivable purchasing facility at prime rate plus
6%                                                      $ 341,500              $ 317,300

Installment contract payable at 9.15% interest at
$2,873 per month                                            8,600                 25,900

Payable to Self Powered Lighting creditors, due in
installments of $226,384 in January 2000;
$113,192 in 2001; $113,192 in 2002; $133,194 in
2003, bearing interest at the bank prime rate
plus 2%                                                   566,000                566,000
                                                     ----------------       -----------------
                                                          916,100                909,200
Less:  Current portion                                   (554,000)              (343,200)
                                                     ----------------       -----------------
                                                     $    362,100           $    566,000
                                                     ================       =================


(3)      Note Payable-related parties
         ----------------------------

         Pursuant to the Helionetics bankruptcy proceedings, the Helionetics, Inc. Official Committee of Unsecured Creditors (Helionetics Committee) entered into a settlement agreement with the Company, Ms. Susan Barnes and her affiliates, and Bernard B. Katz and in connection therewith the Company issued a senior secured promissory note in the amount of $800,000 in favor of the Helionetics Committee and secured junior subordinated promissory note in the amount of $500,000 in favor of Ms. Susan Barnes. The notes bear interest at 10.5% and 10% respectively and are subordinated to any new financing that the Company may require. The senior note is payable in installments of $7,318 per month for a period of five years, with a final balloon payment in December 2003. No payment can be made on the junior note until the senior note is paid in full. Ms Barnes loaned the Company in 1997 and 1998 a total of approximately $248,400. At June 30, 1999 and December 31, 1998 such loan had an outstanding balance of $56,000 and $96,000, respectively. The loan bears interest at the prime rate plus 2% and is due on demand.

(4)      Income Taxes
         ------------

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

         The income tax expense for June 30, 1999 is comprised of $49,800 state income tax and $5,000 of foreign tax. No provision for federal income tax was provided for the period as a result of the Company's net operating loss carryforwards.

                        TRI-LITE, INC. AND SUBSIDIARIES

Item 2. Management Discussion and Analysis of Financial Condition and results
        ---------------------------------------------------------------------
        of operations
        -------------

         The discussion in this Item should be read in conjunction with the Condensed Financial Statements and the Notes thereto included in Item 1 of this report on Form 10-Q. The discussion in this Item contains forward-looking statements relating to future events or financial results, such as statements indicating that "we believe", "we expect", "we anticipate", or "we intend" that certain events may occur or certain trends may continue. Other forward-looking statements include statements about the future development of products or technologies, Year 2000 compliance, facilities needs, our liquidity and capital needs and other statements about future matters. All these forward-looking statements involve risks and uncertainties. You should not rely too heavily on these statements, although they reflect the good faith judgement of our management, they involve future events that might not occur. We can only base such statements on facts and factors that we currently know.

         Liquidity and Capital Resources

         As discussed in the Form 10-K for the year ended December 31, 1998, the Company continued to rely on its internal cash flow to fund its operations. This source of liquidity while sufficient for its current operating plan , could not support the increase in its customer backlog and thereby is risking the possibility of losing some customer orders. Moreover, AIM Energy, Inc. will require $250,000 in its effort to reduce the cost of its AIM products to further compete in the marketplace and increase its market share. The aforementioned cash flow problem was mitigated to some degree by receiving $125,000 increase in the Company's credit line shortly after June 30, 1999. No assurances can be given that the Company can secure any additional financing that it may require.

         Working capital at June 30, 1999 was a deficit of $527,900, as the result of $226,384 in installment payments due in the first quarter 2000 to SPL creditors. Including this installment, the working capital deficit at June 30, 1999 decreased by $234,700 compared with a deficit of $762,600 in December 31, 1998. Receivables and inventories, a significant component of working capital, increased by approximately $415,100, while payables and accrued expenses increased by approximately $128,200.


         Year 2000 Issues - As described more fully in the Company's Form 10-K, the Company does not have major year 2000 problems due to the nature of its products. It has invested approximately $30,000 to update its hardware and management system software to comply with the year 2000 issues.

         Results of Operations

         Revenues for the three month periods ended June 30, 1999 and 1998 were $1,307,400 and $1,306,300. Revenues for the six month periods were $2,708,300 and $2,501,200, respectively. Revenues increased by approximately $1,100 and $207,100 respectively, while sales for the three months were comparable to the prior year. SPL reported revenues of $2,300,700 in 1999 compared with $1,867,400 in 1998 for an increase of $433,300. AIM Energy's revenues for the three and six month periods ended 1999 and 1998 were $407,600 and $604,600, respectively, as a result of more competition in their industry.

         Cost of sales for the period ended June 30, 1999 and 1998 were 43.4% and 44.3%, respectively, while cost of sales for the three months ended June 30, 1999 was 14% lower than the comparable period of 1998. This was primarily the result of increased aircraft sales in the second quarter of fiscal 1999.

         Selling, general and administrative expenses were $529,900 and $1,068,700 as compared with $503,700 and $1,072,800 in the same period in 1998. These costs remained constant while sales continued to increase in fiscal 1999.

         Inflation and Seasonality

         The Company does not believe that its operations are impacted by inflation or seasonality.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company does not have any market risk sensitive instruments at June 30, 1999.

                       TRI-LITE, INC. AND SUBSIDIARIES

PART II.   OTHER INFORMATION

Item 4.  Legal Proceedings - None

Item 5.  Other Information

         Subsequent to the end of the second quarter, the Company began shipping specially designed exit signs, which have been approved for use in the five boroughs of New York City by the NYC regulatory agencies.

         Jack Katz resigned as a director of the Company effective May 10, 1999. Mr. Katz is the CEO of Self Powered Lighting, Inc., a wholly owned subsidiary of the Company. On May 6, 1999, Mr. Ernest Dageford resigned as a director of the Company. Messrs. Katz and Dageford continued to be the President of their respective Company's. The resignations are consistent with the Company's desire to have "outsiders" as members of the board of directors.

         On April 23, 1999, the board of directors granted a 50,000 stock option to Mr. Fred de Boom, a member of the Board of Directors. The option is exercisable at $0.09 per share and vest 25,000 one year from April 23, 1999 and 25,000 two years from April 23, 1999.


Item 6.  Exhibits and Reports on Form 8-K


         No Form 8-K has been filed since the last Form 10-K.

         Exhibit 27.1 Financial Data Schedule

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       TRI-LITE, INC.


Date:  August 13, 1999                 /s/ E. MAXWELL MALONE
                                       ---------------------
                                       E. MAXWELL MALONE
                                       President and Chief Executive Officer


Date:  August 13, 1999                 /s/ DARYOOSH KAVEH
                                       ------------------
                                       DARYOOSH KAVEH
                                       Chief Accounting Officer